Form 10-K
period 2022-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2023-02-24
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $433,654,732.

As of February 17, 2023, the Registrant had 14,564,425 shares of common stock issued of which 13,608,422 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-10

Item 1a.	Risk Factors	11-18

Item 1b.	Unresolved Staff Comments	18

Item 2.	Properties	18

Item 3.	Legal Proceedings	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20-21

Item 6.	Reserved	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-43

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 8.	Financial Statements and Supplementary Data	44-44

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	109

Item9a.	Controls and Procedures	109

Item 9b.	Other Information	109

Item 9c.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	109

Item 10.	Directors and Executive Officers of the Registrant	110-112

Item 11.	Executive Compensation	113

Item 12.	Security Ownership of Certain Beneficial Owners and Management	113

Item 13.	Certain Relationships and Related Transactions	114

Item 14.	Principal Accountant Fees and Services	114

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	115-116

Item 16.	Form 10-K Summary	116

Signatures		117

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	119

Exhibit 23.	Consent of FORVIS, LLP	120

Exhibit 31.	Certifications Under Section 302	121

Exhibit 32.	Certifications Under Section 906	123

Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

For a discussion of the general development of the Company’s business throughout 2022, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2022 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking business. Its activities include commercial, agricultural and residential mortgage as well as consumer and credit card lending activities. Because the majority of the Bank's offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles. With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operating lines of credit and machinery purchases. Consumer real estate also increased substantially with the acquisition of Perpetual Federal Savings Bank on October 1, 2021. The Bank also operates four Loan Production Offices (LPOs) , two in Ohio and one in Indiana and Michigan.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year, a seven year and a ten year fixed rate mortgage and a fifteen year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. With the acquisition in the 4th quarter of 2021, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area.

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
•
Maximum LTV on non-traditional borrower loans up to 85%.

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

The Bank’s primary market includes communities located in the Ohio counties of Champaign, Defiance, Fulton, Hancock, Henry, Lucas, Shelby, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. The commercial banking business in this market is highly competitive, with approximately 34 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, PNC, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA. Based on deposit data as of June 30, 2022 from the FDIC and using zip codes in our markets, the Bank ranked 1st with a 14.94% market share in markets served. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2022, we had 431 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiaries are subject are discussed below along with certain regulatory matters concerning the Company and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses. The required capital levels along with the Bank’s capital position at December 31, 2022 and 2021 are summarized in the table included in Note 15 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules is overseen by the Federal Reserve, the FDIC and the OCC.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2022, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Under the TILA Ability to Repay requirements, the Bank meets the criteria to qualify as a small creditor based on the number of first-lien mortgage loans transactions and due to its asset size; however it is not a creditor that operates predominantly in rural or underserved areas. The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance. New final rules, effective October 2022, amending the Ability to Repay/Qualified Mortgage Rules were implemented. The General QM Final Rule amended the definition of the QM category to offset the impact of the sunsetting of the temporary Government Sponsored Enterprise (GSE) QMs. The amended General QM loan definition removed the 43% debt-to-income limit, eliminated Appendix Q underwriting standards and any requirement to use them as a qualification for General QM status, and instead implemented price-based thresholds. The Bank's Loan Policy was revised accordingly. For General QM status, applicable to first-lien mortgage loans offered by the Bank, a loan must still observe existing product features, underwriting requirements and limits on points and fees. Since the Bank, on occasion, does make Non-Qualified Mortgages, approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans are periodically reported to the Bank’s Loan Committee.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications. Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information. The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields. Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution. A thorough review and validation of data fields to be reported for each application was conducted throughout the year. Year-end submission of HMDA data utilizes the web-based tool developed by the Bureau. With the expiration of the temporary threshold, the Bank commenced HMDA data collection on certain open-end lines of credit secured by a dwelling with final action taken as of January 1, 2022 or thereafter.

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

Available Information

The Company maintains an Internet web site at the following internet address: www.fm.bank. The Company files reports with the Securities and Exchange Commission (SEC). Because the Company makes its filings with the SEC electronically, you may access such reports at the SEC’s website (www.sec.gov). The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

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

Changes in U.S. Trade Policies

From 2018 through 2022, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” After many years of a low and flat rate environment, the Federal Reserve began increasing the Federal Funds rate in 2015. The Company did not experience improvement in its asset yield on loans until such time that the rate increases enabled the loan rates to rise above the floors which had been on the majority of the variable rate loans. During 2017, the increasing rates, having reached over 100 basis points, triggered rate changes above the floors and the Company experienced improvement in the interest spread. The improvement in the net interest spread during 2017 through 2019 directly correlated to the improvement of the Bank’s loan to asset ratio. The Federal Reserve began decreasing the Federal Funds rate in the second half of 2019, and made further cuts in 2020, which contributed to a deterioration in the interest rate spread in 2020 and continued in 2021. The Federal Reserve began increasing the Federal Funds rate in 2022 in an effort to tame inflation. These seven rate increases totaling 425 basis points have negatively impacted our loan revenue.

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

Officers, other than executive officers, and specified non-officers based on their Job Roles (“non-executive officers”) receive incentive pay based on additional criterion. These individuals are rewarded based on overall ROA of the Bank along with individual pre-established goals. Non-executive officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each individual’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Non-executive officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each non-executive officer in 2022. Non-executive officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the covered non-executive officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2022 and for interim periods during 2023. Please see Note 1 in the notes to consolidated financial statements for additional information.

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak an unprecedented number of individuals have filed claims for unemployment, and stock markets have experienced significant volatility, with bank stocks suffering significant declines in value. In response to the COVID-19 outbreak, the Federal Reserve Board reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes declined to historic lows. The federal banking agencies encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

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

The Bank currently maintains retail banking offices at the following locations:

Office	Location
Archbold, Ohio	307 N Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio	1072 N. Main Street
Findlay, Ohio	1660 Tiffin Avenue
Geneva, Indiana	215 East Line Street
Monroe, Indiana	150 W Washington Street
Berne, Indiana	718 US Highway 27 N
Portland, Indiana	1451 N Meridian Street
Decatur, Indiana	1061 S 13th Street
Fort Wayne, Indiana	7370 Illinois Road
Ossian, Indiana	102 N Jefferson
Bluffton, Indiana	111 E Oak Forest Drive
Urbana, Ohio	120 N Main Street
Sidney, Ohio	101 E Court Street

Anna, Ohio	403 S Pike Street
Jackson Center, Ohio	115 E Pike Street

All offices except the Butler, Indiana location have onsite ATM services.

The Bank’s LPOs are at the following locations:

LPO	Location
Muncie, Indiana	1208 W White River Boulevard
Oxford, Ohio	29 N Beech Street
Bryan, Ohio	206 W High Street
West Bloomfield, Michigan	7031 Orchard Lake Road

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

The Company utilizes Computershare as its transfer agent.

As of December 31, 2022, there were 2,013 record holders of our common stock of which 50.16% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2022 and 2021 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2022	$0.1900	$0.2025	$0.2100	$0.2100	$0.8125
2021	$0.1700	$0.1700	$0.1800	$0.1900	$0.7100

Dividends declared during 2022 were $0.8125 per share totaling $10.6 million, 14.4% higher than 2021 declared dividends of $0.71 per share. During 2022, the Company awarded 56,496 shares to 109 employees and 8,000 shares were forfeited under its long term incentive plan. At year-end 2022, the Company held 956,003 shares in Treasury stock and 128,952 in unearned stock awards.

Dividends declared during 2021 were $0.71 per share totaling $8.2 million, 7.6% higher than 2020 declared dividends of $0.66 per share. During 2021, the Company awarded 48,750 shares to 96 employees and 2,575 shares were forfeited under its long term incentive plan. At year-end 2021, the Company held 997,766 shares in Treasury stock and 111,131 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2022	2021
Tier I Leverage Ratio	8.39%	8.47%
Risk Based Capital Tier I	10.29%	11.77%
Total Risk Based Capital	12.39%	14.60%
Stockholders' Equity/Total Assets	9.89%	11.26%

On January 24, 2023, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 24, 2023 and ending December 31, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization
10/1/2022
to	-	-	-	600,000
10/31/2022

11/1/2022
to	-	-	-	600,000
11/30/2022

12/1/2022
to	-	-	-	600,000
12/31/2022
Total	-	-	-	600,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 25, 2022. On that date, the Board of Directors authorized the repurchase of up to 600,000 common shares between January 25, 2022 and December 31, 2022.
(2)
Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 6. RESERVED

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

All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights (MSR) and Other Real Estate Owned (OREO) and goodwill as the accounting areas that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

2022 in Review

2022 was a year of celebration both in terms of record earnings, strong performance and in the Bank's 125th year of strengthening relationships with our customers, employees, shareholders and our communities in support of our mission to "help people live their best lives." The Company celebrated the latter by ringing the NASDAQ closing bell which commemorated those 125 years and 5 years since F&M had rung the bell and listed on NASDAQ.

F&M Commercial Banking Division worked through a strong pipeline throughout 2022. Client results from 2021 and 2022 performance were good; however, client concerns in 2022 were focused around inflation, rising interest rates, availability of workforce, and interruptions and delays in the supply chain. Overall credit quality of the portfolio remains good, as past dues and delinquencies remained low throughout 2022. 2022 fee income remained strong.

The 2022 harvest throughout our market area was positive with strong yields and profitable prices. The financial health of our grain farmers is sound with several consecutive profitable years. The livestock and agri-business sector of our portfolio continues to remain healthy and concerns remain manageable. The agriculture portfolio saw growth in 2022 and remains sound.

F&M saw a slow-down in production in the 1-4 Family Consumer Real Estate Division. Refinances slowed significantly with the increase in rates. Growth did remain in new purchase and in home equity originations.

In 2022, the Bank opened three new offices through acquisition. The acquisition of Peoples Federal Savings and Loan Association ("Peoples Bank") was completed on October 1, 2022. The Bank continues to execute its “Next 10 Project”. The Next 10 Project is the identification of the next 10 office locations for brick-and-mortar expansion to be opened in the next 3-5 years. Many factors were considered in developing the plan including potential growth, placement to better connect and service our entire existing footprint. This plan will supplement any future acquisitions. We have learned that it can take more than a year to open a new office.

Yields on earning assets increased as well as the cost of funds. Driving the increase in the earning assets was the increased loan volume which increased $494.9 million at year end 2022 as compared to 2021. Total assets grew $327.1 million during the same one-year time frame.

The Company continues to focus on Talent Optimization as part of its strategic plan. As mentioned previously regarding our commercial customers, the Company is also experiencing pressure for staffing - both in the cost of recruiting new talent and in retaining existing. The acquisition of Peoples Bank helped as the Bank was able to offer and retain more team members to fill much needed support staff. The Bank continues to analyze and adjust our structure and the development of our team members to help us realize our full potential and to handle our current and expected growth plans.

Earnings were a record high with net income at $32.5 million. The Company’s trend of increasing profitability year over year continued as evidenced by the 38.4% increase in net income for 2022 as compared to 2021. This followed a strong 2021 increase of 16.9% over 2020. The Company continues to recognize the importance of our shareholders from the improved earnings as we have increased the declared dividends consistently over the last 28 years. In 2022, declared dividends were 14.4% higher than 2021 at $10.6 million. This included a special dividend of $0.0125 per share in honor of the Company's 125th anniversary.

The Company is positioned to continue its strong earnings performance in 2023, as we focus on new initiatives included in our three-five year strategic plan.

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

The largest factor of the record earnings for 2022 was the $17.3 million improvement in net interest income as compared to 2021. In 2021, net interest income increased $9.7 million as compared to 2020. Interest and fee income from loans were responsible for the improvement. Interest income from loans, including fees, increased $22.6 million in 2022 as compared to 2021. This was preceded by an increase in 2021 of $6.3 million as compared to 2020. The prime rate had remained flat since March of 2020 at 3.25%. Beginning in March of 2022, the prime rate increased 25 basis points followed by a 50 basis point increase in May, four 75 basis point increases in June, July, September and November with a final 50 basis point increase in December to end at 7.50%. In 2021 and 2020, PPP loans generated $4.5 and $2.8 million in loan interest and fee income, respectively. In both 2022 and 2021, the volume of loan growth was the largest contributing factor to the improved profitability. The security portfolio increased $51.4 million in average during 2022 as compared to 2021, and $152.3 million in average over 2020 average balances. Increased cash funds from stimulus and acquisitions were placed in securities to earn a greater return. Interest income from that balance sheet component increased $1.1 million over 2021 while 2021 increased $250 thousand over

2020. Overall, total interest income was $24.3 million higher for 2022 than 2021 and was $6.7 million higher for 2021 than 2020.

Interest expense increased from all interest bearing funding sources in 2022 over the time period of 2021. During 2021, interest expense decreased in all interest bearing funding sources with the exception of subordinated notes as compared to 2020. During 2021, the Company issued subordinated notes and incurred $490 thousand and $1.1 million of interest expense in 2021 and 2022, respectively. Refer to Note 9 of the consolidated financial statements for further discussion regarding subordinated notes. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products. Both of these strategies were to assist in controlling interest expense in a rising rate environment. Competition forced us to increase rates for deposits in 2022 while rates were lowered or remained flat in 2020 and 2021 in response to the prime rate drop of 150 basis points in March 2020. Rates have continued to be reviewed and adjusted as necessary in 2022. With the interest rate increases and acquisition, average interest bearing deposits increased $334.0 million compared to 2021. During 2022, interest expense from deposits increased by $4.5 million from 2021 and 2021 decreased $3.2 million from 2020. The majority, approximately 59.7%, of the increased expense of 2022 and approximately 160.0%, of the decreased expense of 2021 was influenced by rates rather than due to additional cost associated with deposit growth.

Total interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, borrowed funds and subordinated notes) totaled $14.4, $7.3 and $10.4 million for 2022, 2021 and 2020, respectively. The increased expense was approximately 43.2% attributable to the rising interest rate environment in 2022 as compared to 2021 while the decreased interest expense was approximately 189.9% attributable to the falling interest rate environment in the 2021 to 2020 comparison. Borrowed fund balances increased in 2022 as a means to fund the phenomenal loan growth. Borrowed fund balances increased in January of 2019, as a result of the acquisition of Bank of Geneva, in October of 2021 with the acquisition of Perpetual Federal Savings Bank and in October of 2022 with the acquisition of Peoples Federal Savings and Loan Bank.

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

Overall, we have seen a decrease in the net interest margin and spread from 2020 to 2022. Interest margin slightly increased while interest spread decreased in 2022 as compared to 2021 with the increased cost of funds only being partly offset by the higher asset yields. Looking at the components behind the change in net interest margin for 2022 as compared to 2021, increased average balances in loans of $551.6 million stands out. Loans acquired with the one acquisition in 2022 were $101.8 million. The additional revenue of $22.6 million that those balances were responsible for was the largest contributor to the increased interest income of $24.3 million. In 2022 and 2021, loan revenue was negatively impacted by the change in the interest rate. Roughly 26.5% of the Bank's loans are variable with the majority of those loans with floor rates that had attained the point where rate increases would cause to go above the floor. As mentioned previously, 2022 had seven rate increases totaling 425 basis points. The large revenue gain in loan interest was aided by the increased earnings in securities of $1.1 million. The overall asset yield in 2022 increased by 26 basis points over 2021.

The increased interest expense in 2022 correlated to a much higher rate environment in which competition for deposits forced higher interest rates as compared to 2021 while the decreased interest expense in 2021 correlated to a much lower rate environment. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $189.6 million during 2022 as compared to 2021’s average balance. Interest bearing deposits acquired with the one acquisition were $104.7 million. The other average balance increase for core deposits was the change in non-interest bearing demand deposits. 2022’s average balance in this portfolio was $79.6 million higher than 2021’s average balance. Non-interest bearing demand deposits acquired with the one acquisition were $7.1 million. Overall, cost of funds increased 26 basis points for 2022 over 2021. The reason behind the increase was 43.2% due to rate increases and 56.8% due to volume increases.

The net interest margin for 2022 was 3.32% compared to 2021 which was 3.31%. The 0.01% increase for 2022 was related to the increased interest income which was greater than the increased interest expense. Net interest spread was 3.13% for 2022 compared to 2021’s 3.18%, creating a 5 basis point difference in the spread. Loans as a percentage of earning assets was 79.2% while loans to total assets was 74.7% for 2022. The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

In comparing 2021 to 2020, loan volume was primarily responsible for the improvement in interest income; however, the yield on the overall loan portfolio decreased 27 basis points during 2021. All categories of asset yield decreased in 2021. Overall, asset yield decreased 59 basis points in 2021 as compared to 2020.

The net interest margin fell in 2021, ending 31 basis points below 2020. Asset yield decreased 59 basis points while the cost of funds decreased 39 basis points. The yields on the individual segments did not cause improvement as all decreased in 2021 from 2020. In addition, loans as a percentage of earning assets decreased to 72.3% in 2021 compared to 79.3% in 2020. Loans to total assets also decreased to 68.3% for 2021 compared to 2020’s 74.2%. Overall yield improves when the balances of the highest yield asset increases, which is loans.

With respect to the cost of funds, the Bank’s goal is to grow the least expensive category of funding sources. The largest average balance increase for 2021 was $266.0 million in savings deposits over 2020’s average balances. This growth was mostly responsible for the decrease in funding expense of 23 basis points when comparing 2021 to 2020.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher cost of funds and to continue to establish the opportunity for fee dollars from services provided, remains for 2023.

Total assets of the Company increased overall as did the earning assets in both average and year-end during 2022 and 2021. This matched the movement in interest dollars. The percentage of average earning assets to total average assets reflects the best utilization of funds. For 2022, the percentage at 94.29% was slightly lower than 2021 at 94.41%. The addition of new offices increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. One of the things that helped to improve the profitability of 2022 was the percentage of average loans to total assets. For 2022 the average balance of loans to total average assets was 74.73%, for 2021, 68.26%, for 2020, 74.21%. Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is generally from this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The floors provide yield protection in a lower rate environment while the rising rates will not benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. With the rate decreases in 2020, many loans reverted back to the floors. After the rate hikes in 2022, the majority of loans have increased over the floors.

In terms of interest expense, 2022’s increase as compared to 2021 was approximately 43.2% due to the increase in rates. 2021’s decrease was approximately 189.9% due to the decrease in rates as compared to 2020.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2021, 2022 had movements as average balances increased in all categories. In comparing to 2020, 2021 had movements as average balances increased in savings deposits, time deposits, other borrowed money and subordinated notes. Other borrowed money, consisting of both short and long term borrowings, and subordinated notes increased with the acquisition of Perpetual Federal Savings Bank. Federal funds purchased and securities sold under agreement to repurchase decreased in 2021 from 2020.

The following tables present net interest income, interest spread and net interest margin for the three years 2020 through 2022, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities. The average cost of funds for 2022 was 0.74%, 26 basis points higher than 2021’s 0.48% for interest bearing liabilities.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis. The yield on loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also with the net interest spread and margin. The adjustments were based on a 21% tax rate for all years. The tax-exempt interest income was $614, $551 and $694 thousand for 2022, 2021 and 2020, respectively which resulted in a federal income tax savings of $129, $116, and $146 thousand, respectively.

	2022
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,073,737	$94,264	4.55%
Taxable investment securities	424,229	5,621	1.32%
Tax-exempt investment securities	23,472	337	1.82%
Federal funds sold & other	95,301	927	0.97%
Total Interest Earning Assets	2,616,739	$101,149	3.87%
Non-Interest Earning Assets:
Cash and cash equivalents	35,696
Other assets	122,665
Total Assets	$2,775,100
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,335,271	$6,378	0.48%
Other time deposits	451,013	3,505	0.78%
Other borrowed money	74,379	2,160	2.90%
Federal funds purchased and securities sold under agreement to repurchase	45,314	1,197	2.64%
Subordinated notes	34,524	1,122	3.25%
Total Interest Bearing Liabilities	1,940,501	$14,362	0.74%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	480,389
Other	66,342
Total Liabilities	2,487,232
Shareholders' Equity	287,868
Total Liabilities and Shareholders' Equity	$2,775,100
Interest/Dividend income/yield		$101,149	3.87%
Interest Expense/cost		14,362	0.74%
Net Interest Spread		$86,787	3.13%
Net Interest Margin			3.32%

	2021
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,522,088	$71,645	4.71%
Taxable investment securities	377,887	4,514	1.19%
Tax-exempt investment securities	18,365	326	2.25%
Federal funds sold & other	187,003	355	0.19%
Total Interest Earning Assets	2,105,343	$76,840	3.66%
Non-Interest Earning Assets:
Cash and cash equivalents	31,829
Other assets	92,820
Total Assets	$2,229,992
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,145,636	$2,467	0.22%
Other time deposits	306,600	2,951	0.96%
Other borrowed money	29,479	785	2.66%
Federal funds purchased and securities sold under agreement to repurchase	29,831	649	2.18%
Subordinated notes	14,777	490	3.32%
Total Interest Bearing Liabilities	1,526,323	$7,342	0.48%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	400,801
Other	44,343
Total Liabilities	1,971,467
Shareholders' Equity	258,525
Total Liabilities and Shareholders' Equity	$2,229,992
Interest/Dividend income/yield		$76,840	3.66%
Interest Expense/cost		7,342	0.48%
Net Interest Spread		$69,498	3.18%
Net Interest Margin			3.31%

	2020
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,313,675	$65,317	4.98%
Taxable investment securities	219,044	4,136	1.89%
Tax-exempt investment securities	24,958	454	2.30%
Federal funds sold & interest bearing deposits	99,304	262	0.26%
Total Interest Earning Assets	1,656,981	$70,169	4.25%
Non-Interest Earning Assets:
Cash and cash equivalents	25,276
Other assets	88,027
Total Assets	$1,770,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$879,669	$3,942	0.45%
Other time deposits	264,827	4,696	1.77%
Other borrowed money	21,245	980	4.61%
Federal funds purchased and securities sold under agreement to repurchase	32,363	775	2.39%
Subordinated notes	-	-	0.00%
Total Interest Bearing Liabilities	1,198,104	$10,393	0.87%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	304,276
Other	28,206
Total Liabilities	1,530,586
Shareholders' Equity	239,698
Total Liabilities and Shareholders' Equity	$1,770,284
Interest/Dividend income/yield		$70,169	4.25%
Interest Expense/cost		10,393	0.87%
Net Interest Spread		$59,776	3.38%
Net Interest Margin			3.62%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2022 vs 2021
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$22,619	$25,988	$(3,369)
Taxable investment securities	1,107	554	553
Tax-exempt investment securities	11	115	(104)
Federal funds sold & other	572	(174)	746
Total Interest Earning Assets	$24,309	$26,483	$(2,174)

Interest Bearing Liabilities:
Savings deposits	$3,911	$408	$3,503
Other time deposits	554	1,390	(836)
Other borrowed money	1,375	1,196	179
Federal funds purchased and securities sold under agreement to repurchase	548	337	211
Subordinated notes	632	655	(23)
Total Interest Bearing Liabilities	$7,020	$3,986	$3,034

	2021 vs 2020
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$6,328	$10,373	$(4,045)
Taxable investment securities	378	2,999	(2,621)
Tax-exempt investment securities	(128)	(152)	24
Federal funds sold & interest bearing deposits	93	231	(138)
Total Interest Earning Assets	$6,671	$13,451	$(6,780)

Interest Bearing Liabilities:
Savings deposits	$(1,475)	$1,192	$(2,667)
Other time deposits	(1,745)	741	(2,486)
Other borrowed money	(195)	380	(575)
Federal funds purchased and securities sold under agreement to repurchase	(126)	(61)	(65)
Subordinated notes	490	490	-
Total Interest Bearing Liabilities	$(3,051)	$2,742	$(5,793)

Non-Interest Income

The discussion now focuses on the noninterest income and expense generated by the Company for the years ended 2020 through 2022. Noninterest income decreased by 11.8% in total for 2022 as compared to 2021, ending at $15.5 million. 2021 had noninterest income of $17.6 million which exceeded 2020’s $16.8 million by 4.9%.

The two line items of noninterest income on the consolidated income statement for 2022 which improved over both 2021 and 2020 were customer service fee revenue and other service charges and fees. 2022 customer service fee revenue was $287 thousand higher than 2021, mostly due to increased credit card income while 2021 was $778 million higher than 2020, mainly due to increased debit card income. The increase of other service charges and fees in 2022 was attributed to overdraft, returned check charges and recurring overdraft fees from combined business accounts and consumer accounts. Other service charges and fees increased $477.8 thousand from 2021 which increased $164.0 thousand over 2020’s $4.4 million. The majority of the increase for 2021 was related to services charges from business and consumer accounts while the decrease for 2020 was attributed to overdraft, returned check charges and recurring overdraft fees from combined business accounts and consumer accounts. Upgrades to our digital products and services continue to occur in both retail and business lines. In 2020, the Bank purchased additional bank owned life insurance policies which contributed $302.5 thousand of income in 2021. 2020 included a one-time $429.9 thousand gain on the settlement of a bank owned life insurance contract.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. During 2022 the Bank collected interchange revenue, combined with fees collected on foreign ATM usage (noncustomers utilizing our ATMs), of $5.0 million which was $149.3 thousand higher than 2021 and $1.1 million higher than 2020. 2022 included a Mastercard growth credit of $188 thousand. For 2021, the Mastercard growth credit was $151 thousand. In December of 2019, the Bank became a principal with MasterCard and received a $1.75 million signing bonus. The signing bonus is based on achieving $1.1 billion in signature transactions within the next five years. The bonus is being recognized over 60 months with $350.8 thousand included in 2022 and 2021’s $5.0 million and $4.8 million, respectively. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the noninterest expense section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans was the highest in 2020 of the three year periods shown. Net gain on sales of loans was $1.4 million, $3.9 million and $4.0 million, respectively in 2022, 2021 and 2020. The change was related to the decrease in rates after a couple of years of a rising interest rate environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 37.6% of the gains were attributed to the residential loans in 2022, 47.4% in 2021 and 65.2% in 2020. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fee income line item and accounted for $537 thousand in 2022, $1.4 million in 2021 and $1.7 million in revenue for 2020.

The last item in the noninterest income section is the net gain of sale of investments. Due to the available for sale security portfolio remaining in an unrealized loss position in 2022, the Bank did not sell any securities in 2022. The Bank has sold securities in 2021 and 2020 for two main purposes: to provide funds for loan growth and to take advantage of the position of the yield curve when a gain can be recognized on sales without extending the duration of the portfolio longer than wanted. In March of 2021, the Company sold and recognized a gain on the sale of securities from the holding company of $293 thousand in preparation for the acquisition of Ossian State Bank. In February of 2020, the Bank completed security swap transactions that resulted in a gain of $270 thousand. The Bank will not increase short-term gains at the sacrifice of long-term profitability. The available for sale security portfolio switched from an unrealized gain position in 2020 into an unrealized loss position in 2021 that continued through 2022.

Non-Interest Expense

Noninterest expense increased 5.7% in 2022 as compared to 2021 and was preceded by a 22.1% increase in 2021 as compared to 2020. Represented in dollars, 2022 was $3.1 million higher than 2021 and 2021 was $9.8 million higher than 2020. Acquisition costs incurred in 2022 and 2021 totaled $2.5 million and $3.9 million, respectively with expenses being recorded in multiple line items. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2022, an additional $2.5 million was spent over 2021 which correlates to a 12.5% increase. When making the same analysis for 2021 as compared to 2020, 2021’s costs increased $1.7 million or 9.2%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives comprised of the expense of restricted stock awards and performance incentives. 2022 increased with the acquisition of Peoples Federal Savings and Loan offices. 2021 increased with the addition of one new office and the acquisition of Ossian State Bank and Perpetual Federal Savings Bank offices. Base pay increased in 2020 with the creation of pay grades and a minimum living wage of $26,000 or $12.50 per hour. Normal yearly increases to the employees would be included in all years. Base pay was up $2.7 million for 2022 over the previous year and 2021 was up $1.2 million over 2020. The full time equivalent number of employees at each year-end increased to 431 for 2022, to 385 for 2021 compared to 2020’s 367.

Incentive pay as it related to performance was up $464.1 thousand in 2022 over 2021 and up $320.9 thousand in 2021 over 2020. The Return on Assets multiple used to award incentive pay increased in 2022 to 1.196 compared to 1.165 in 2021 and 1.0 in 2020. In 2022 and 2021, acquisition costs were eliminated from the calculation and 2020 excluded the accelerated net fee income recognized with the forgiveness of PPP loans. The expense for the restricted stock awards increased in 2022 due to more shares being granted to a slightly larger number of employees and the market value of the shares increasing compared to 2021. 7,746 additional shares were awarded in 2022 with a higher value as compared to 2021. The expense for 2022 was higher by $77.4 thousand which included reduced expense due to retirement of $56.9 thousand as compared to 2021. 11,368 additional shares were awarded in 2021 with a higher value as compared to 2020; however, the expense for 2021 was lower by $201.6 thousand which included accelerated expense due to retirement of $32.6 thousand as compared to 2020. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Employee benefits expense decreased in 2022 as compared to 2021. Miscellaneous personnel expense accounted for the largest portion of the decrease, which was a decrease of $528.1 thousand over 2021. Acquisition related costs included in this line were $217.3 thousand. The cost of the 401-K retirement plan decreased $251.6 thousand for 2022 as compared to 2021. The contribution portion relating to the discretionary profit-sharing percentage was 5.5% in 2022 compared to 5.0% for 2021. Overall, employee benefits decreased $418.8 thousand or 5.7% from 2021.

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

Net occupancy expense typically increases as the Company expands. Net occupancy expense increased for 2022 $381.8 thousand but decreased in 2021. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. For 2022, building rent as generated from FM Investments was higher by $106.5 thousand. Rent is received in lieu of commissions. This increase of revenue was able to partially offset increased building repair and maintenance expenses of $14.0 thousand and lease expense of $46.9 thousand and increased automobile expense of $123.3 thousand. Building rent as generated by FM Investments was higher by $407.9 thousand in 2021 which offset building repair and maintenance expenses of $230.9 thousand contributing to the overall decrease to net occupancy of $87.0 thousand in 2021 as compared to 2020.

The 1-4 family mortgage refinancing activity saw a significant decrease in 2022 with the increase in interest rates. 2020 accounted for the largest number of loans being closed in the Bank’s history. A correlating expense to that activity as it relates to loans sold to the secondary market, is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2022 had a net loss of $22 thousand which excluded the reversal of the $414 thousand valuation allowance established the prior year. The net income for 2021 was $251 thousand with a carrying value that was greater than the $3.2 million market value thus creating the need to establish a $414 thousand valuation allowance. 2020 had net income of $691 thousand. Of course, the value (or income) of the mortgage servicing right when the loans are sold also impacts the net position. As of December 31, 2022, 3,861 loans are being serviced with corresponding balances of $375.6 million. 2021 had 3,961 loans serviced with corresponding balances of $380.8 million. As of December 2020, 4,034 loans were being serviced with balances of $377.5 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2022	2021	2020
Beginning of Year	$3,571	$3,320	$2,629
Capitalized Additions	537	1,417	1,722
Amortization	(559)	(1,166)	(1,031)
Ending Balance, December 31	3,549	3,571	3,320
Valuation Allowance	-	(414)	-
Mortgage Servicing Rights net, December 31	$3,549	$3,157	$3,320

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

Data processing costs were higher in 2022 as compared to 2021 by $454.2 thousand. Acquisition related data processing expense decreased $257.2 thousand in 2022 compared to 2021. As the pricing on many services is based on number of accounts which the Bank fully expects to increase with the growth from the newer offices and overall Bank growth, data processing costs are expected to increase. Data processing expense increased by $1.7 million during 2021 as compared to 2020 of which $1.4 million was acquisition related.

ATM expense increased $371.2 thousand over 2021 while 2021 increased $156.0 thousand from 2020. Included in this line are the debit card fees incurred which offset the debit card income as discussed above.

The FDIC assessment decreased from 2021 due to a decreased assessment rate that has offset an increased assessment base while 2021 increased as compared to 2020. This line item speaks to the health of the Bank and the financial industry. With continued growth, the assessment base increases which leads to a greater expense. 2022’s assessment was $168.3 thousand under 2021. The assessment for 2021 was up $440 thousand compared to 2020 as a result of the total assessment base increasing.

Advertising and public relations increased in 2022 by $210.1 thousand and increased in 2021 by $104.0 thousand. With the addition of new offices, 2022 was expected to increase. The Bank also celebrates the anniversary of office openings with a special event in each community. 2022 also saw the celebration and promotion of the Bank's 125th anniversary.

The last line items with significant variation in noninterest expense to discuss is “consulting fees” and “other general and administrative.” Consulting fees decreased by $332.8 thousand in 2022 from 2021 and increased $666.0 thousand in 2021 compared to 2020. Acquisition expenses included in the other general and administrative line were $590.3 thousand for 2022 and $743.3 thousand for 2020. Customer list intangible expense which is included in the other general and administrative line increased in 2021 compared to 2020 by $107.0 thousand with the acquisition of Adams County Financial Resources in

November of 2020. Loan and collection expenses increased $287.0 thousand over 2021 and legal expenses decreased $223.3 thousand from 2021 of which $205.1 thousand of the decrease was acquisition related. Auditing and exam fees increased $103.1 thousand which included $77.3 thousand of acquisition related costs over 2021 and 2021 increased $210.3 thousand over 2020 which included $81.1 thousand of acquisition related costs.

Allowance for Credit Losses

Provision expense increased by $1.2 million for 2022 as compared to 2021 and decreased by $3.5 million for 2021 as compared to 2020. The increase in provision expense for 2022 was attributed to the net charge-off activity and significant loan growth. Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. The larger provision expense for 2020 was attributable to the uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it was prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL). The portfolios for which we had concerns with the COVID-19 impact in 2020 have performed and recovered nicely and have allowed us not to allocate funds to the ALLL in 2021. Management continues to monitor asset quality, making adjustments to the provision as necessary. The commercial and industrial portfolio had the highest level of charge-off activity in 2022 and 2021 at $418 and $814 thousand, respectively. The consumer portfolio had the highest levels of charge-off activity in 2020 at $380 thousand. Net charge-offs in the commercial and industrial portfolio were $325 and $557 thousand in 2022 and 2021, respectively while the consumer portfolio net charge-offs were $240 for 2020. Total net charge-offs were $529, $874 and $537 thousand for 2022, 2021 and 2020, respectively.

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

Watch list loan balances are comprised of loans graded 5-8. At year-end December 31, 2022, these loans totaled $60.0 million and were $4.6 million higher than December 31, 2021. Grade 5 increased $2.6 million in 2022 as compared to 2021 and Grade 6 increased $2.0 million in the same comparison.

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

At December 31, 2022, of the $60.0 million watch list loans, 41.0% were classified as special mention and 59.0% were classified as substandard. At year-end 2021, of the $55.4 million watch list loans, 39.7% were classified as special mention and 60.3% were classified as substandard.

Of the aggregate watch list loan balances, as of December 31, 2020, 31.2% of the watch list was classified as special mention, with an additional 66.8% classified as substandard and a small 2.0% or $1.1 million of the $56.3 million watch list was classified as doubtful.

In response to these fluctuations and the offset by loan growth during 2020 through 2022, the Bank’s ALLL to outstanding loan coverage percentage changed to 0.86% as of December 31, 2022, 0.87% as of December 31, 2021 and 1.05% as of December 31, 2020. In addition, for 2022, 2021 and 2020, our allowance for loan and lease losses does not include a $785 thousand, $1.2 million and $1.7 million credit mark associated with the Limberlost acquisition. For 2022 and 2021, our allowance for loan and lease losses also does not include a $480 thousand or $966 thousand credit mark associated with the Ossian acquisition. The credit mark not included in the allowance for loan losses associated with the Perpetual Federal Savings Bank acquisition for 2022 and 2021 was $4.4 million and $5.5 million, respectively. 2022 also includes a $798 thousand credit mark associated with the Peoples Federal Savings and Loan Bank acquisition. Together, all of the credit marks further support the current position of the ALLL.

The above indicators impacting the ALLL are reviewed at a minimum quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. In 2020, a COVID-19 factor was added and adjusted during the year. The COVID-19 factor was eliminated by the end of 2022.

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

The ACL increased $4.3 million during 2022 while increasing $3.0 million and $6.6 million during 2021 and 2020, respectively. The percentage of ACL to the total loan portfolio was 1.10% as of December 31, 2020 and 0.93% as of December 31, 2021, and 0.92% as of December 31, 2022. December 31, 2021 had the lowest loans past due 30+ day percentage at 0.09% in the last ten years. December 31, 2020 and 2022 were still at respectable lows of 0.29% and 0.26%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Income Taxes

Income tax expense was $1.9 million more for 2022 than 2021 as result of approximately $11.0 million of additional income. Effective tax rates were 19.67%, 20.35% and 20.28% for 2022, 2021 and 2020 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $137, $119 and $150 thousand for 2022, 2021 and 2020, respectively less the TEFRA adjustments of $5, $3 and $4 thousand respectively. One of the benefits from the establishment of the Captive subsidiary was a lower effective tax rate.

Material Changes in Financial Condition

The shifts in the balance sheet during 2022 through 2020 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by growth in core deposits and growth in other borrowings primarily related to the acquisition of the Bank of Geneva and Perpetual Federal Savings Bank. The cost of funds has been impacted by the increase of both interest bearing liabilities, the pressure on rates from competition for funds and a rising rate environment. In 2020, the rate pressure from competition basically subsided. Increased balances in non-interest bearing deposits aided in profitability also. Loan growth contributed to an increase in profitability in 2022 through 2020.

Average earning assets increased in balances through 2022 and 2020. Loan growth in the three years was the main factor.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income

	(In Thousands, except share data)
	2022	2021	2020	2019	2018
Summary of Income:
Interest income	$101,149	$76,840	$70,169	$68,306	$46,429
Interest expense	14,362	7,342	10,393	14,759	6,572
Net Interest Income	86,787	69,498	59,776	53,547	39,857
Provision for loan losses	4,600	3,444	6,981	1,138	324
Net interest income after provision for loan losses	82,187	66,054	52,795	52,409	39,533
Noninterest income (expense), net	(41,712)	(36,557)	(27,589)	(29,647)	(21,283)
Net income before income taxes	40,475	29,497	25,206	22,762	18,250
Income taxes	7,960	6,002	5,111	4,360	3,301
Net income	$32,515	$23,495	$20,095	$18,402	$14,949
Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$2.46	$2.01	$1.80	$1.66	$1.61
Dividends	$0.8125	$0.7100	$0.6600	$0.6100	$0.5600
Weighted average number of shares outstanding, including participating securities	13,206,713	11,664,852	11,146,270	11,113,810	9,272,964

* Based on weighted average number of shares outstanding

Summary of Consolidated Balance Sheet

	(In Thousands)
	2022	2021	2020	2019	2018
Total assets	$3,015,351	$2,638,300	$1,909,544	$1,607,330	$1,116,163
Loans, net	2,336,074	1,841,177	1,289,318	1,211,771	839,599
Total deposits	2,468,864	2,193,462	1,596,162	1,288,347	928,790
Stockholders' equity	298,140	297,167	249,160	230,258	143,287
Key Ratios
Return on average equity	11.30%	9.09%	8.38%	8.26%	10.86%
Return on average assets	1.17%	1.05%	1.14%	1.23%	1.34%
Loans to deposits	94.62%	83.94%	80.78%	94.06%	90.40%
Capital to assets	9.89%	11.26%	13.05%	14.33%	12.84%
Dividend payout	32.74%	35.08%	36.36%	36.59%	34.40%

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

Our cash position increased with each of the acquisitions and the excess cash was partially invested in the security portfolio. Security balances as of December 31 are summarized below:

	(In Thousands)
	2022	2021	2020
U.S. Treasury	$94,678	$89,177	$-
U.S. Government agencies	139,767	156,886	124,241
Mortgage-backed securities	86,927	117,927	113,056
State and local governments	69,417	65,941	70,515
	$390,789	$429,931	$307,812

The following table sets forth the maturities of investment securities as of December 31, 2022 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$11,810	0.89%	$51,673	0.82%
U.S. Government agencies	4,928	1.12%	108,945	1.12%
Mortgage-backed securities	492	2.43%	17,510	2.27%
State and local governments	3,545	2.19%	10,760	1.62%
Taxable state and local governments	-	0.00%	18,955	1.98%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$31,195	1.00%	$-	0.00%
U.S. Government agencies	25,894	1.08%	-	0.00%
Mortgage-backed securities	68,925	1.71%	-	0.00%
State and local governments	5,562	2.83%	-	0.00%
Taxable state and local governments	28,728	2.21%	1,867	4.24%

As of December 31, 2022, the Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $8.1 million. This is required in order to obtain Federal Home Loan Bank loans.

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

The following table shows the Bank’s loan portfolio, excluding loans held for sale, by category of loan as of December 31 of each year, net of deferred fees and costs:

	(In Thousands)
Loans:	2022	2021	2020	2019	2018
Consumer Real Estate	$494,423	$395,873	$175,588	$165,349	$80,766
Agricultural Real Estate	220,819	198,343	189,159	199,105	68,609
Agricultural	128,733	118,368	94,358	111,820	108,495
Commercial Real Estate	1,152,603	848,477	588,825	551,309	419,784
Commercial and Industrial	242,360	208,270	189,246	135,631	121,793
Consumer	89,147	57,737	52,540	49,237	41,953
Other	29,818	32,089	15,757	8,314	5,889
	$2,357,903	$1,859,157	$1,305,473	$1,220,765	$847,289

The following table shows the maturity of loans excluding fair value adjustments as of December 31, 2022:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$8,890	$34,961	$456,556
Agricultural Real Estate	525	7,116	214,297
Agricultural	59,119	47,113	22,544
Commercial Real Estate	26,670	336,890	789,304
Commercial and Industrial	81,552	108,729	52,715
Consumer	2,089	47,052	40,357
Other	235	1,219	28,375
	$179,080	$583,080	$1,604,148

The following table presents the total of loans excluding fair value adjustments due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$469,336	$22,181	$491,517
Agricultural Real Estate	194,679	26,734	221,413
Agricultural	67,934	1,723	69,657
Commercial Real Estate	996,833	129,361	1,126,194
Commercial and Industrial	150,905	10,539	161,444
Consumer	87,409	-	87,409
Other	19,794	9,800	29,594
	$1,986,890	$200,338	$2,187,228

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2022	2021	2020	2019	2018
Nonaccrual loans	$4,689	$8,076	$9,404	$3,400	$542
Accruing loans past due 90 days or more	-	-	-	-	-
Troubled Debt Restructurings, not included above	1,184	1,076	941	980	104
Total	$5,873	$9,152	$10,345	$4,380	$646

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $157 thousand for 2022, $502 thousand for 2021 and $272 thousand for 2020. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $361 thousand for 2022, $292 thousand for 2021 and $269 thousand for 2020.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $4.7 million at December 31, 2022 compared to balances of $8.1 million and $9.4 million as of year-end 2021 and 2020. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2022, the Bank had $60.0 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. At December 31, 2021, the Bank had $55.4 million of these loans and at December 31, 2020, the Bank had $56.3 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2022 and 2021.

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

As of December 31, 2022, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $128.7 million with an additional $220.9 million in agricultural real estate loans which compared to $118.4 and $198.3 million respectively as of December 31, 2021. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2022, the Bank had $3.6 million of its loans that were classified as troubled debt restructurings, of which $2.5 million are included in nonaccrual loans. This compares to $7.6 million of troubled debt restructurings, of which $6.5 million are included in nonaccrual loans for 2021 and $6.5 million of troubled debt restructuring, of which $5.6 million are included in nonaccrual loans for 2020.

Updated appraisals are required on all collateral dependent loans once they are deemed impaired. The Bank may also require an updated appraisal of a watch list loan which the Bank monitors under its loan policy. On a quarterly basis, Bank management reviews properties supporting asset dependent loans to consider market events that may indicate a change in value has occurred.

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

As presented in the table on the next page, charge-offs decreased to $827 thousand for 2022. 50.5% of the charge-offs stemmed from the commercial and industrial portfolio. Charge-offs were $1.3 million for 2021, $720 thousand for 2020, preceded by $841 thousand for 2019 and $580 thousand for 2018. Recoveries were $298 thousand in 2022 compared to $458, $183, $156 and $163 thousand for 2021, 2020, 2019 and 2018, respectively. The net charge-offs for the last five years were all under $900 thousand with 2021 the highest at $874 thousand and 2018 the lowest at $417 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2022 and 2019. 2021 and 2020 had higher provision expense due to the uncertainty surrounding COVID-19 and its impact on individuals and businesses. For 2018, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $6.8 million at year-end 2018 to $20.3 million at year-end 2022. After adding the allowance for unfunded loan commitments, the ACL ended 2022 at $21.6 million. As the ratios on the bottom of the following table show, the trends for each have improved or remained fairly constant over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

In reviewing the bigger picture of the allowance for loan and lease loss, the years with the higher percentage of ALLL to total nonperforming loans ratio account for the lower level of nonaccrual loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ratio of ALLL to nonperforming loans increased beginning in 2018 with a significant drop in 2019 followed by a slight drop in 2020 and slight increases in 2021 and 2022. 2020’s provision expense was the highest of the five years shown largely due to the uncertainty surrounding COVID-19. Loan growth in 2022, 2021 and 2020 reached double-digit percentage increases for all three years. The ALLL to nonperforming loans for all years remained more than adequate and emphasizes the existing strong level of credit quality.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	(In Thousands)
	2022	2021	2020	2019	2018
Loans	$2,356,387	$1,857,419	$1,302,990	$1,218,999	$846,374
Daily average of outstanding loans	$2,073,737	$1,522,088	$1,313,675	$1,129,231	$831,614
Nonaccrual loans	$4,689	$8,076	$9,404	$3,400	$542
Nonperforming loans	$4,689	$8,076	$9,404	$3,400	$542
Allowance for Loan Losses - Jan 1	$16,242	$13,672	$7,228	$6,775	$6,868
Loans Charged off:
Consumer Real Estate	-	19	35	98	63
Agricultural Real Estate	-	105	-	-	-
Agricultural	-	143	-	37	-
Commercial Real Estate	-	-	8	-	16
Commercial and Industrial	418	814	297	215	142
Consumer	409	251	380	491	359
	827	1,332	720	841	580
Loan Recoveries:
Consumer Real Estate	20	13	9	-	18
Agricultural Real Estate	-	-	-	-	-
Agricultural	7	14	-	3	8
Commercial Real Estate	9	10	10	11	10
Commercial and Industrial	93	257	24	22	13
Consumer	169	164	140	120	114
	298	458	183	156	163
Net Charge-offs:
Consumer Real Estate	(20)	6	26	98	45
Agricultural Real Estate	-	105	-	-	-
Agricultural	(7)	129	-	34	(8)
Commercial Real Estate	(9)	(10)	(2)	(11)	6
Commercial and Industrial	325	557	273	193	129
Consumer	240	87	240	371	245
	529	874	537	685	417
Provision for loan loss	4,600	3,444	6,981	1,138	324
Acquisition provision for loan loss	-	-	-	-	-
Allowance for Loan & Lease Losses - Dec 31	20,313	16,242	13,672	7,228	6,775
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	1,262	1,041	641	479	274
Total Allowance for Credit Losses - Dec 31	$21,575	$17,283	$14,313	$7,707	$7,049
Ratio of Net Charge-offs to Average Outstanding Loans	0.03%	0.06%	0.04%	0.06%	0.05%
Ratio of Nonaccrual Loans to Loans	0.20%	0.43%	0.72%	0.28%	0.06%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.86%	0.87%	1.05%	0.59%	0.80%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	273.67%	201.11%	145.47%	209.70%	1249.57%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans	273.67%	201.11%	145.47%	209.70%	1249.57%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2022		2021		2020		2019		2018
	Amount		Amount		Amount		Amount		Amount
	(000's)%		(000's)%		(000's)%		(000's)%		(000's)%
Balance at End of Period Applicable To:
Consumer Real Estate	$998	20.98	$857	21.31	$633	13.45	$311	13.51	$247	9.48
Agricultural Real Estate	349	9.36	1,040	10.66	958	14.49	314	16.31	250	8.10
Agricultural	751	5.47	709	6.38	701	7.25	691	9.18	768	12.83
Commercial Real Estate	11,924	48.83	9,130	45.61	7,415	45.10	3,634	45.14	3,217	49.52
Commercial and Industrial	5,382	11.55	3,847	11.20	3,346	15.67	1,727	11.81	1,305	15.10
Consumer	891	3.81	625	3.11	606	4.04	551	4.05	484	4.97
Unallocated	18	0.00	34	1.73	13	0.00	-	0.00	504	0.00
Allowance for Loan & Lease Losses	$20,313	100.00	$16,242	100.00	$13,672	100.00	$7,228	100.00	$6,775	100.00
Off Balance Sheet Commitments	1,262		1,041		641		479		274
Total Allowance for Credit Losses	$21,575		$17,283		$14,313		$7,707		$7,049

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity both in total and uninsured greater than $250,000 as of December 31, 2022 are as follows:

	(In Thousands)
		Over Three	Over Six
		Months	Months Less		Over
	Under	Less than	Than One		One
	Three Months	Six Months	Year		Year
Time Deposits	$74,723	$72,617	$119,424		$87,219
Uninsured Time Deposits	$8,366	$10,604	$16,283	`	$26,835

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2022:
Average balance	$480,389	$688,908	$646,363	$451,013
Average rate	0.00%	0.71%	0.21%	1.29%
December 31, 2021:
Average balance	$400,801	$635,544	$510,092	$306,600
Average rate	0.00%	0.24%	0.18%	1.16%
December 31, 2020:
Average balance	$304,276	$503,771	$375,898	$264,827
Average rate	0.00%	0.66%	0.26%	1.68%

Uninsured deposits greater than $250,000 are presented by year in the table below:

	(In Thousands)
	2022	2021	2020
Uninsured Deposits	$511,291	$436,628	$320,483

Liquidity

Liquidity remains adequate as the Bank has increased the investment portfolio in 2021 and 2022. The Bank has access to $73.0 million of unsecured borrowings through correspondent banks, $130.4 million through a Cash Management Advance with the Federal Home Loan Bank and $249.6 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities decreased almost $64.1 million as compared to 2021. For the Bank, an additional $2.3 million is also available from the Federal Home Loan Bank based on current collateral pledging. At the present time, only 1-4 family and home equity portfolios are pledged. Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $447.7 for 2022, $396.3 for 2021 and $244.0 million for 2020. This represented 16.1%, 17.8% and 13.8% of total average assets, respectively. Of the almost $382.1 million of debt securities in the Bank’s portfolio as of December 31, 2022, $19.8 million, or 5.2% of the portfolio, is expected to receive payments or mature in 2023. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $7.5 million held in the holding company’s investment portfolio. $3.0 million of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. The Captive has also up streamed dividends to the Company and is expected to continue annually as long as reserve levels are adequately provided for. This provides additional liquidity for Company activities.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances increased in all categories as of December 31, 2022 compared to same date 2021. Average total savings balances increased $189.6 million in 2022 as compared to 2021. Core deposit balances as of year-end 2021 increased in all categories as compared to 2020. The Bank did not purchase Federal Funds during 2021; however, did purchase Federal Funds at times during 2022 and 2020. The average balance for 2022 was $12.7 million and for 2020 $2.2 million. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Bank’s average loan to deposit ratio was 89.5% for 2022, 82.1% for 2021 and 90.7% for 2020. The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver. The Bank ended the year 2022 at an 94.1% loan to deposit ratio.

Short-term debt such as federal funds purchased, and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased, and securities sold under agreement to repurchase amounted to $54.2 million at December 31, 2022, $29.3 million at December 31, 2021 and $30.2 million at the end of 2020. These accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits. The repurchase agreements are for term deposits only.

“Other borrowings” are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati and Indianapolis and a correspondent bank. These funds are then used to provide loans in our community. During 2022, the Federal Home Loan Bank of Cincinnati loaned $140.0 million to the Bank. During 2022, 2021 and 2020, $37.4 million, $157.8 thousand and $7.5 million, respectively either matured and was paid off or was paid down. On October 1, 2022, the Bank acquired $964.6 thousand of borrowings from the Federal Home Loan Bank of Cincinnati due to the Peoples Savings and Loan acquisition.

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

Contractual Obligations

Contractual Obligations of the Company totaled $792.7 million as of December 31, 2022. Time deposits, contractual agreements for certificates of deposits held by its customers, were $558.0 million. Securities sold under agreement to repurchase were $31.6 million. Short term debt consisted of a line of credit secured for the acquisition of Peoples Federal Savings and Loan Bank of $10.0 million and federal funds purchased of $22.6 million. Long term debt was comprised of borrowings with the Federal Home Loan Bank of $127.5 million and subordinated notes of $35.0 million. Short term and long term debt is further defined in Note 9 of the Consolidated Financial Statements.

Capital Resources

Stockholders’ equity was $298.1 million as of December 31, 2022 compared to $297.2 million at December 31, 2021. Dividends declared during 2022 were $0.8125 per share totaling $10.6 million and dividends declared during 2021 were $0.71 per share totaling $8.2 million. Throughout 2022, the Company awarded 56,496 shares of restricted stock awards to 109 employees. During 2021, the Company awarded 48,750 shares of restricted stock to 96 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2022 the Company held 956,003 shares in Treasury Stock and 128,952 unvested shares of restricted stock. At year-end 2021, the Company held 997,766 shares in Treasury stock and 111,131 unvested shares of restricted stock. On January 24, 2023 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 24, 2023 and ending December 31, 2023. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2022, the Bank had total risk-based capital ratio of 12.07%. Core capital to risk-based asset ratio of 11.15% for the Bank, is well in excess of regulatory guidelines. The Bank’s leverage ratio of 9.03% is also substantially in excess of regulatory guidelines. Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratio is also well above the required 4.50% and the 6.50% well capitalized levels with the Bank at 11.15%. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) in 2018, the Company is no longer subject to regulatory capital ratio requirements as long as its total consolidating assets are less than $3.0 billion. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

At December 31, 2022, the shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
3.55%	2.70%	Rising	3.00%	108,158	2.85%
3.56%	3.04%	Rising	2.00%	108,465	3.14%
3.56%	2.89%	Rising	1.00%	108,249	2.94%
3.46%	0.00%	Flat	0.00%	105,163	0.00%
3.24%	-6.31%	Falling	-1.00%	98,500	-6.34%
3.07%	-11.07%	Falling	-2.00%	93,466	-11.12%
2.92%	-15.42%	Falling	-3.00%	88,872	-15.49%

The shock chart currently shows a widening in net interest margin over the next twelve months in an increasing rate environment and a tightening in a falling rate environment. The basis rising rates scenarios are predicted to expand the net interest margin and produce higher levels of net interest income. This would indicate that the assets yield is predicted to increase faster than the cost of funds will rise. In a rising 300 basis point increase, the model is indicating our deposit costs are rising more than asset yields. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the director’s review. The Bank also monitors and adjusts the assumptions for decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2022 and 2021.

Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancorp, Inc. (Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income, changes to stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $20.31 million at December 31, 2022. The Company also describes in Note 1 of the consolidated financial statements the "Allowance for Loan Losses" accounting policy around this estimate. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that it involved significant judgment and complex review as there is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•
Testing clerical/computational accuracy of the formulas within the Company’s ALLL calculation
•
Testing of completeness and accuracy of the underlying data utilized in the ALLL, including reports used in management review controls over the ALLL
•
Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on impaired loans
•
Evaluating the overall reasonableness of qualitative factor adjustments to historical loss and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years

We have served as the Company’s auditor since 2014.

(Formerly, BKD, LLP)

Fort Wayne, Indiana

February 24, 2023

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

(000’s Omitted, Except Share Data)

	2022	2021
Assets
Assets
Cash and due from banks	$83,085	$135,485
Federal funds sold	1,324	45,338
Total cash and cash equivalents	84,409	180,823
Interest-bearing time deposits	4,442	10,913
Securities - available-for-sale	390,789	429,931
Other securities, at cost	9,799	8,162
Loans held for sale	827	7,714
Loans, net	2,336,074	1,841,177
Premises and equipment	28,381	26,913
Construction in progress	278	-
Goodwill	86,358	80,434
Mortgage servicing rights	3,549	3,157
Other real estate owned	-	159
Bank owned life insurance	33,073	27,558
Other assets	37,372	21,359
Total Assets	$3,015,351	$2,638,300
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$532,794	$473,689
Interest-bearing
NOW accounts	750,887	650,466
Savings	627,203	597,828
Time	557,980	471,479
Total deposits	2,468,864	2,193,462
Federal funds purchased and securities sold under agreement to repurchase	54,206	29,268
Federal Home Loan Bank (FHLB) advances	127,485	24,065
Other borrowings	10,000	40,000
Subordinated notes, net of unamortized issuance costs	34,586	34,471
Dividend payable	2,832	2,461
Accrued expenses and other liabilities	19,238	17,406
Total liabilities	2,717,211	2,341,133

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 12/31/22 and 14,063,999 shares 12/31/21	135,497	122,674
Treasury stock - 956,003 shares 12/31/22, 997,766 shares 12/31/21	(11,573)	(11,724)
Retained earnings	212,449	189,401
Accumulated other comprehensive loss	(38,233)	(3,184)
Total stockholders' equity	298,140	297,167
Total Liabilities and Stockholders' Equity	$3,015,351	$2,638,300

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2022, 2021 and 2020

(000’s Omitted, Except Per Share Data)

	2022	2021	2020
Interest Income
Loans, including fees	$94,264	$71,645	$65,317
Debt securities:
U.S. Treasury and government agencies	4,225	3,496	3,369
Municipalities	1,415	1,170	1,079
Dividends	318	174	142
Federal funds sold	21	31	20
Other	906	324	242
Total interest income	101,149	76,840	70,169
Interest Expense
Deposits	9,883	5,418	8,638
Federal funds purchased and securities sold under agreements to repurchase	1,197	649	775
Borrowed funds	2,160	785	980
Subordinated notes	1,122	490	-
Total interest expense	14,362	7,342	10,393
Net Interest Income Before Provision for Loan Losses	86,787	69,498	59,776
Provision for Loan Losses	4,600	3,444	6,981
Net Interest Income After Provision for Loan Losses	82,187	66,054	52,795
Noninterest Income
Customer service fees	9,958	9,671	8,893
Other service charges and fees	4,226	3,748	3,602
Net gain on sale of loans	1,353	3,897	4,022
Net gain on sale of available-for-sale securities	-	293	270
Total noninterest income	15,537	17,609	16,787
Noninterest Expense
Salaries and wages	22,700	20,184	18,488
Employee benefits	6,903	7,322	5,601
Net occupancy expense	2,566	2,184	2,271
Furniture and equipment	4,207	3,324	3,143
Data processing	3,956	3,501	1,768
Franchise taxes	1,384	1,473	1,346
ATM expense	2,217	1,846	1,690
Advertising	1,646	1,436	1,332
Net (gain) loss on sale of other assets owned	(259)	434	7
FDIC assessment	905	1,073	633
Mortgage servicing rights amortization	145	1,580	1,031
Consulting fees	1,302	1,634	968
Other general and administrative	9,577	8,175	6,098
Total noninterest expense	57,249	54,166	44,376
Income Before Income Taxes	40,475	29,497	25,206
Income Taxes	7,960	6,002	5,111
Net Income	$32,515	$23,495	$20,095

Basic Earnings Per Share	$2.46	$2.01	$1.80
Diluted Earnings Per Share	$2.46	$2.01	$1.80
Dividends Declared	$0.8125	$0.71	$0.66

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2022, 2021 and 2020

(000’s Omitted)

	2022	2021	2020
Net Income	$32,515	$23,495	$20,095
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(44,366)	(10,948)	6,091
Reclassification adjustment for realized gain on sale of available-for-sale securities	-	(293)	(270)
Net unrealized gain (loss) on available-for-sale securities	(44,366)	(11,241)	5,821
Tax expense (benefit)	(9,317)	(2,360)	1,222
Other comprehensive income (loss)	(35,049)	(8,881)	4,599
Comprehensive Income (Loss)	$(2,534)	$14,614	$24,694

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2020	11,136,935	81,535	(12,456)	160,081	1,098	230,258
Net income				20,095		20,095
Other comprehensive income					4,599	4,599
Issuance of 40,049 shares of common stock in acquisition	40,049		500	325		825
Purchase of treasury stock	(16,779)		(383)			(383)
Issuance of 37,382 shares of restricted stock (Net of forfeitures - 2,175)	35,207	(755)	383	373		1
Stock-based compensation expense		1,024				1,024
Director stock awards	2,132		24	24		48
Cash dividends declared - $0.66 per share				(7,307)		(7,307)
Balance - December 31, 2020	11,197,544	81,804	(11,932)	173,591	5,697	249,160
Net income				23,495		23,495
Other comprehensive loss					(8,881)	(8,881)
Issuance of 1,833,845 shares of common stock in acquisition	1,833,845	41,078				41,078
Purchase of treasury stock	(14,611)		(338)			(338)
Issuance of 48,750 shares of restricted stock (Net of forfeitures - 2,575)	46,175	(1,030)	507	523		-
Stock-based compensation expense		822				822
Director stock awards	3,280		39	34		73
Cash dividends declared - $0.71 per share				(8,242)		(8,242)
Balance - December 31, 2021	13,066,233	$122,674	$(11,724)	$189,401	$(3,184)	$297,167
Net income				32,515		32,515
Other comprehensive loss					(35,049)	(35,049)
Issuance of 500,426 shares and purchase of 125 shares of common stock in acquisition	500,301	13,446	(3)			13,443
Purchase of treasury stock	(9,488)		(308)			(308)
Issuance of 56,496 shares of restricted stock (Net of forfeitures - 8,000)	48,496	(1,522)	428	1,094		-
Stock-based compensation expense		899				899
Director stock awards	2,880		34	86		120
Cash dividends declared - $0.8125 per share				(10,647)		(10,647)
Balance - December 31, 2022	13,608,422	$135,497	$(11,573)	$212,449	$(38,233)	$298,140

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(000’s Omitted)

	2022	2021	2020
Cash Flows from Operating Activities
Net income	$32,515	$23,495	$20,095
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,739	2,610	2,531
Amortization of premiums on available-for-sale securities, net	2,090	2,203	1,289
Servicing rights amortization and impairment	145	1,580	1,031
Amortization of core deposit intangible	1,011	677	720
Amortization of customer list intangible	123	123	16
Net amortization (accretion) of fair value adjustments	(4,531)	(1,231)	455
Amortization of subordinated note issuance costs	115	50	-
Stock-based compensation expense	899	822	1,024
Director stock awards	120	73	48
Deferred income taxes	171	(1,805)	(1,691)
Provision for loan losses	4,600	3,444	6,981
Gain on sale of loans held for sale	(1,353)	(3,897)	(4,022)
Originations of loans held for sale	(69,410)	(121,172)	(210,029)
Proceeds from sale of loans held for sale	77,650	125,095	210,559
(Gain) loss on sale of other assets owned	(259)	434	7
Gain on sales of available-for-sale securities	-	(293)	(270)
Increase in cash surrender value of bank owned life insurance	(691)	(636)	(359)
Gain on bank owned life insurance	-	-	(430)
Change in other assets and other liabilities, net	(5,265)	3,169	(573)
Net cash provided by operating activities	40,669	34,741	27,382
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	31,064	56,310	91,003
Sales	-	9,292	11,843
Purchases	(38,377)	(170,629)	(183,563)
Activity in other securities, at cost:
Purchases	(1,615)	(670)	(129)
Purchase of bank owned life insurance	-	-	(10,000)
Proceeds from bank owned life insurance	-	-	816
Change in interest-bearing time deposits	6,471	20,216	(344)
Proceeds from redemption of FHLB stock	1,249	1,522	-
Proceeds from sales of other assets owned	440	457	226
Additions to premises and equipment	(2,600)	(1,965)	(3,222)
Loan originations and principal collections, net	(395,610)	(167,867)	(84,354)
Acquisition of Ossian Financial Services, Inc., net of cash received	-	228	-
Acquisition of Perpetual Federal Savings Bank, net of cash received	-	(12,588)	-
Acquisition of Peoples Federal Savings and Loan, net of cash received	9,074	-	-
Net cash used in investing activities	(389,904)	(265,694)	(177,724)
Cash Flows from Financing Activities
Net change in deposits	165,861	170,785	307,648
Net change in federal funds purchased and securities sold under agreements to repurchase	24,938	(971)	(17,834)
Proceeds of FHLB advances	140,000	-	-
Repayment of FHLB advances	(37,394)	(157)	(7,493)
Proceeds (Repayment) of other borrowings	(30,000)	40,000	-
Purchase of treasury stock	(308)	(338)	(383)
Proceeds from issuance of subordinated notes	-	34,421	-
Cash dividends paid on common stock	(10,276)	(7,670)	(7,186)
Net cash provided by financing activities	252,821	236,070	274,752
Net Increase (Decrease) in Cash and Cash Equivalents	(96,414)	5,117	124,410

Cash and Cash Equivalents - Beginning of Year	180,823	175,706	51,296

Cash and Cash Equivalents - End of Year	$84,409	$180,823	$175,706

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2022, 2021 and 2020

(000’s Omitted)

	2022	2021	2020
Supplemental Information
Supplemental cash flow information:
Interest paid	$13,748	$7,048	$10,093
Income taxes paid	7,702	6,150	6,473
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	-	287	71
Cash dividends declared not paid	2,832	2,461	1,889
The Company purchased the assets of Adams County Financial Resources by issuing 40,049 shares of common stock on November 16, 2020.
Fair value of assets acquired	$-	$-	$825
Less: common stock issued	-	-	825
Cash paid for the capital stock	-	-	-
Liabilities assumed	$-	$-	$-
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$137,058	$-
Less: common stock issued	-	-	-
Cash paid for the capital stock	-	20,001	-
Liabilities assumed	$-	$117,057	$-
The Company purchased all of the capital stock of Perpetual Federal Savings Bank for $100,312 on October 1, 2021. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$420,162	$-
Less: common stock issued	-	41,078	-
Cash paid for the capital stock	-	59,234	-
Liabilities assumed	$-	$319,850	$-
The Company purchased all of the capital stock of Peoples Federal Savings and Loan for $23,249 on October 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$141,818	$-	$-
Less: common stock issued	13,446	-	-
Treasury stock repurchased	(3)	-	-
Cash paid for the capital stock	9,806	-	-
Liabilities assumed	$118,569	$-	$-

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the valuation of goodwill. Actual results could differ from those estimates.

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
December 31, 2022, 2021, 2020

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

Other Securities

Other Securities consist of stock in the Federal Home Loan Banks of Cincinnati and Indianapolis (the “FHLBs”), which is held to enable the Bank to conduct business with the entities. The FHLBs sell and purchase their stock at par. The FHLBs stock is carried at cost and held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank. The FHLBs stock is evaluated for impairment as conditions warrant. Other Securities also include the Bank’s capital contributions to four Ohio Equity Funds for Housing Limited Partnership.

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
December 31, 2022, 2021, 2020

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

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment is recognized in the period identified. Periodically, the Bank will have an independent third party assess the possibility of impairment of Goodwill. The goodwill impairment analysis consisted

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. In the quantitative testing completed as of November 30, 2022, the excess fair value of capital was $427.5 million or 137.2% over the carrying value and was over 4.9 times the value of goodwill being carried. Therefore, the Bank concluded it is unlikely impairment of goodwill has occurred from the goodwill established from the Bank’s acquisition of Knisely on December 31, 2007, the acquisition of Bank of Geneva on January 1, 2019, the acquisition of Ossian State Bank on April 30, 2021, the acquisition of Perpetual Federal Savings Bank on October 1, 2021 and the acquisition of Peoples Federal Savings and Loan on October 1, 2022.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to noninterest expense if the carrying value exceeds the fair value minus the estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net loss from operations of foreclosed real estate held for sale is reported in noninterest expense. The Bank held no other real estate owned at December 31, 2022. At December 31, 2021 the Bank’s holding of other real estate owned totaled $159 thousand.

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
December 31, 2022, 2021, 2020

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2022 and 2021. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2019.

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
December 31, 2022, 2021, 2020

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2022	2021	2020
Net unrealized gain (loss) on available-for-sale securities	$(44,366)	$(10,948)	$6,091
Reclassification adjustment for gain on sale of available-for-sale securities	-	(293)	(270)
Net unrealized gain (loss) on available-for-sale securities	(44,366)	(11,241)	5,821
Tax expense (benefit)	(9,317)	(2,360)	1,222
Other comprehensive income (loss)	$(35,049)	$(8,881)	$4,599

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

The Current Expected Credit Losses (“CECL”) methodology applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the ALLL: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

method to be the most appropriate and statistically relevant. A 20-year lookback will be utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

The Company began working with its third-party service provider to review parallel reports in June 2019. At the end of first quarter 2022, the Company evaluated and refined its methodology and produced a parallel report for the calculation of the ALLL under the ASU guidance. The Company has contracted with a third party to begin an independent validation of its processes and methodology. This validation will be performed on an annual basis.

The ALLL has been computed through 2022 by applying historical loss rates, adjusted for qualitative factors, to pools of loans. Upon implementation of the ASU, the expected loss estimate will be made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the adoption of the ASU is estimated to be a one-time cumulative-effect adjustment to our reserves for loans and unfunded commitments in a range between $3 million and $7 million. This estimate may change as the Company continues to improve its processes and methodology.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for computing the ALLL including, but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

The Company does not anticipate any material changes to its business practices as a result of implementing the ASU. The Company adopted ASU 2016-13 on January 1, 2023.

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company adopted ASU 2022-02 on January 1, 2023.

Note 2 – Business Combination & Asset Purchase

On October 1, 2022, the Company acquired Peoples-Sidney Financial Corporation (PPSF), the bank holding company for Peoples Federal Savings and Loan Bank, a community bank with three full-service offices in Sidney, Anna and Jackson Center, Ohio in addition to a separate drive-thru location in Sidney, Ohio. PPSF shareholders had the opportunity to elect to receive either 0.6597 shares of FMAO stock or $24.00 per share in cash for each PPSF share owned, subject to a requirement under the Merger Agreement that the minimum number of PPSF shares exchanged for Farmers & Merchants Bancorp, Inc. (FMAO) shares in the merger was no less than 758,566. Fractional shares of FMAO common stock were not issued in respect of fractional interests arising from the merger but were paid in cash pursuant to the merger agreement. PPSF had 1,167,025 shares outstanding on October 1, 2022. The share price of FMAO stock on October 1, 2022 was $26.87. Total consideration for the acquisition was approximately $23.2 million consisting of which $9.8 million was in cash and $13.4 million in stock. As a result of the acquisition, the Company will have an opportunity to increase its deposit base in Sidney and the greater Shelby County and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

In 2022, the Company has incurred additional third-party acquisition-related costs of $2.4 million. These expenses are comprised primarily of data processing costs of $1.1 million, consulting fees of $542.9 thousand, employee benefits of $126.5 thousand and other general and administrative expense of $501.0 thousand in the Company’s consolidated statement of income for the year ended December 31, 2022.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $23.2 million, $6.0 million has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis. Goodwill of $5.9 million, resulting from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Peoples Federal Savings and Loan Bank. Of that total amount, none of the purchase price is deductible for tax purposes. The following table summarizes the consideration paid for Peoples Federal Savings and Loan Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date

Fair Value of Consideration Transferred
(In Thousands)
Cash	$9,806
Common Shares (500,426 shares)	13,446
Treasury stock repurchased (125 shares)	(3)
Total	$23,249

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$18,881
Other securities, at cost	1,271
Loans, net	101,755
Premises and equipment	1,906
Goodwill	5,924
Other assets	12,081
Total Assets Purchased	$141,818

Liabilities
Deposits
Noninterest bearing	$7,139
Interest bearing	104,719
Total deposits	111,858
Federal Home Loan Bank (FHLB) advances	896
Accrued expenses and other liabilities	5,815
Total Liabilities Assumed	$118,569

The fair value of the assets acquired includes loans with a fair value of $101.8 million. The gross principal and contractual interest due under the contracts is $116.1 million of which none is expected to be uncollectible. The loans have a weighted average life of 44.4 months.

The fair value of building and land included in premises and equipment was written up $581 thousand with $597 thousand attributable to the buildings and is being amortized over the remaining life of each building. The combined average remaining life was 12.8 years.

The fair value for certificates of deposit incorporates a valuation amount of $662 thousand which is being amortized over 1.1 years. The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $69 thousand which is being amortized over 5.2 years.

The Company acquired no loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would be collected.

Changes in accretable yield, or income expected to be collected, are as follows:

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

2022
(In Thousands)
Beginning Balance
Additions	856
Accretion	(58)
Reclassification from nonaccretable difference	-
Disposals	-
Ending Balance	$798

On October 1, 2021, the Company acquired Perpetual Federal Savings Bank, (PFSB), a community bank with one full-service office in Urbana, Ohio. Shareholders of PFSB elected to receive either 1.7766 shares of FMAO stock or $41.20 per share in cash for each PFSB share owned, subject to adjustment based upon 1,833,999 shares of FMAO to be issued in the merger. PFSB had 2,470,032 shares outstanding on October 1, 2021. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on October 1, 2021 was $22.40. Total consideration for the acquisition was approximately $100.3 million consisting of $59.2 million in cash and $41.1 million in stock. As a result of the acquisition, the Company increased its deposit base and reduced transaction costs. The Company also reduced costs through economies of scale.

In 2021, the Company incurred additional third-party acquisition-related costs of $1.7 million. These expenses are comprised of employee benefits of $131.5 thousand, data processing costs of $444.9 thousand, consulting fees of $636.8 thousand and other general and administrative expense of $488.3 thousand in the Company’s consolidated statement of income for the year ended December 31, 2021.

In 2022, the Company has incurred additional third-party acquisition-related costs of $148.5 thousand. These expenses are comprised of employee benefits of $90.8 thousand and other general and administrative expense of $57.7 thousand in the Company’s consolidated statement of income for the year ended December 31, 2022.

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
December 31, 2022, 2021, 2020

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2021. The amounts of loans at October 1, 2021, December 31, 2021 and December 31, 2022 are as follows:

2021
(In Thousands)
Balance - October 1, 2021
Consumer Real Estate	$608
Agricultural Real Estate	118
Commercial Real Estate	234
Consumer	5
Carrying amount, net of fair value adjustment of $237	$728

Balance - December 31, 2021
Consumer Real Estate	$581
Agricultural Real Estate	114
Commercial Real Estate	5
Consumer	-
Carrying amount, net of fair value adjustment of $190	$510

2022
(In Thousands)
Balance - December 31, 2022
Consumer Real Estate	$288
Agricultural Real Estate	107
Commercial Real Estate	-
Consumer	-
Carrying amount, net of fair value adjustment of $128	$267

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$962
Agricultural Real Estate	146
Commercial Real Estate	293
Consumer	6
Total required payments receivable	$1,407

Cash flows expected to be collected at acquisition	$728

Basis in acquired loans at acquisition	$965

During 2022, five consumer real estate purchased credit impaired loans were paid off in full. The associated discount originally recognized at acquisition of $62.1 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2022.

During the fourth quarter 2021, two commercial real estate and one consumer purchased credit impaired loans were paid off in full. The associated discount originally recognized at acquisition of $47.4 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021. The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $127.7 thousand at December 31, 2022, $189.8 thousand at December 31, 2021 and $237.2 thousand at October 1, 2021.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Changes in accretable yield, or income expected to be collected, are as follows:

	2022	2021
	(In Thousands)	(In Thousands)
Beginning Balance	$5,262	$-
Additions	294	5,592
Accretion	(1,318)	(330)
Reclassification from nonaccretable difference	-	-
Disposals	(2)	-
Ending Balance	$4,236	$5,262

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

In 2021, the Company incurred additional third-party acquisition-related costs of $2.2 million. These expenses are comprised of employee benefits of $694.1 thousand, data processing costs of $938.9 thousand, consulting fees of $255.2 thousand, ATM expense of $13.8 thousand and other general and administrative expense of $255.0 thousand in the Company’s consolidated statement of income for the year ended December 31, 2021.

In 2022, the Company has incurred additional third-party acquisition-related costs of $31.6 thousand. These expenses are included in other general and administrative expense in the Company’s consolidated statement of income for the year ended December 31, 2022.

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
December 31, 2022, 2021, 2020

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2021. The amounts of loans at April 30, 2021, December 31, 2021 and December 31, 2022 are as follows:

2021
(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial and Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - December 31, 2021
Consumer Real Estate	$22
Agricultural Real Estate	-
Commercial Real Estate	222
Commercial and Industrial	285
Carrying amount, net of fair value adjustment of $321	$208

2022
(In Thousands)
Balance - December 31, 2022
Consumer Real Estate	$19
Agricultural Real Estate	-
Commercial Real Estate	-
Commercial and Industrial	-
Carrying amount, net of fair value adjustment of $10	$9

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$28
Agricultural Real Estate	1,142
Commercial Real Estate	527
Commercial and Industrial	360
Total required payments receivable	$2,057

Cash flows expected to be collected at acquisition	$1,309

Basis in acquired loans at acquisition	$1,634

During the third quarter 2022, the associated discount of $311 thousand for six purchased credit impaired loans between two relationships was included in the loan interest income in the Company's consolidated statement of income for the year ended December 31, 2022.

During the third quarter 2021, two agricultural real estate purchased credit impaired loans were paid off in full. The associated discount originally recognized at acquisition of $4.2 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021. The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $10.1 thousand at December 31, 2022, $320.6 thousand at December 31, 2021 and $324.8 thousand at April 30, 2021.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Changes in accretable yield, or income expected to be collected, are as follows:

	2022	2021
	(In Thousands)	(In Thousands)
Beginning Balance	$645	$-
Additions	1	762
Accretion	(176)	(117)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$470	$645

Changes in accretable yield, or income expected to be collected, for the acquisition of Bank of Geneva completed in 2019, are as follows:

	2022	2021
	(In Thousands)	(In Thousands)
Beginning Balance	$1,198	$1,653
Additions	13	17
Accretion	(426)	(431)
Reclassification from nonaccretable difference	-	-
Disposals	-	(41)
Ending Balance	$785	$1,198

The results of operations of Ossian State Bank, Perpetual Federal Savings Bank and Peoples Federal Savings and Loan Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021, October 1, 2021 and October 1, 2022, respectively. The following schedule includes pro-forma results for the years ended December 31, 2022, 2021 and 2020 as if all three acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	2022	2021	2020
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$90,290	$84,362	$81,636
Provision for Loan Losses	4,513	3,445	6,901
Net Interest Income After Provision for Loan Losses	85,777	80,917	74,735
Noninterest Income	14,099	18,931	17,668
Noninterest Expense	57,426	57,622	55,765
Income Before Income Taxes	42,450	42,226	36,638
Income Taxes	8,185	8,458	7,242
Net Income	$34,265	$33,768	$29,396
Basic and Diluted Earnings Per Share	$2.59	$2.57	$2.24

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980.2 thousand in core deposits assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposits and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposits which are all being amortized over its remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the consolidated balance sheets.

The amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $677 thousand, and $720 thousand, respectively. Included in the 2020 amortization expense was $160 thousand related to the purchase of the Custar office on December 13, 2013.

Future amortization expense of core deposit intangible assets is as follows:

	Geneva	Ossian	Perpetual	Peoples	Total
	(In thousands)
2023	$560	$140	$95	$861	$1,656
2024	560	140	95	861	1,656
2025	560	140	95	861	1,656
2026	-	140	95	861	1,096
2026	-	140	95	861	1,096
Thereafter	-	47	74	1,506	1,627
Total	$1,680	$747	$549	$5,811	$8,787

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The customer list intangible amortization expense for the years ended December 31, 2022, 2021 and 2020 was $123, $123 and $16 thousand, respectively. Future amortization expense of customer list intangible is as follows:

(In thousands)
2023	$123
2024	123
2025	123
2026	123
2027	47
Thereafter	-
Total	$539

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2022
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$104,507	$-	$(9,829)	$94,678
U.S. Government agencies	156,817	-	(17,050)	139,767
Mortgage-backed securities	101,068	-	(14,141)	86,927
State and local governments	76,794	69	(7,446)	69,417
Total available-for-sale securities	$439,186	$69	$(48,466)	$390,789

	(In Thousands)
	2021
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$90,775	$-	$(1,598)	$89,177
U.S. Government agencies	159,673	695	(3,482)	156,886
Mortgage-backed securities	118,550	839	(1,462)	117,927
State and local governments	64,964	1,498	(521)	65,941
Total available-for-sale securities	$433,962	$3,032	$(7,063)	$429,931

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Information pertaining to securities with gross unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2022
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(207)	$9,121	$(9,622)	$85,557
U.S. Government agencies	(1,081)	24,560	(15,969)	114,906
Mortgage-backed securities	(2,454)	26,905	(11,687)	60,022
State and local governments	(3,223)	38,771	(4,223)	25,610
Total available-for-sales securities	$(6,965)	$99,357	$(41,501)	$286,095

	2021
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(1,598)	$89,177	$-	$-
U.S. Government agencies	(1,898)	86,739	(1,584)	41,738
Mortgage-backed securities	(1,050)	63,157	(412)	16,434
State and local governments	(296)	17,727	(225)	5,487
Total available-for-sales securities	$(4,842)	$256,800	$(2,221)	$63,659

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $9.3 and $11.8 million for 2021 and 2020, respectively, generated gross realized gains for the years ended December 31, as presented below:

	(In Thousands)
	2022	2021	2020
Gross realized gains	$-	$293	$270
Gross realized losses	-	-	-
Net realized gains	$-	$293	$270
Tax expense related to net realized gains	$-	$62	$57

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income taxes in the consolidated statements of income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$20,732	$20,283
After one year through five years	209,735	190,333
After five years through ten years	105,681	91,379
After ten years	1,970	1,867
Total	$338,118	$303,862
Mortgage-backed securities	101,068	86,927
Total	$439,186	$390,789

Investments with a carrying value and fair value of $134.8 million at December 31, 2022 and $115.0 million at December 31, 2021 were pledged to secure public deposits and securities sold under repurchase agreements.
Note 4 - Loans

The Company had $827 thousand in loans held for sale at December 31, 2022 as compared to $7.7 million in loans held for sale at December 31, 2021.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2022	2021
Consumer Real Estate	$494,423	$395,873
Agricultural Real Estate	220,819	198,343
Agricultural	128,733	118,368
Commercial Real Estate	1,152,603	848,477
Commercial and Industrial	242,360	208,270
Consumer	89,147	57,737
Other	29,818	32,089
	2,357,903	1,859,157
Less: Net deferred loan fees and costs	(1,516)	(1,738)
	2,356,387	1,857,419
Less: Allowance for loan losses	(20,313)	(16,242)
Loans - Net	$2,336,074	$1,841,177

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
December 31, 2022, 2021, 2020

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval. During 2022, the remaining PPP balances were forgiven and consequently paid off. Included in commercial loans for 2021 are $2.9 million of Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA). The PPP provided loans to eligible business through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer. Therefore, there is no allowance for loan losses related to these loans.

Consumer: Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and other factors.

Other: Primarily funds public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

The following is a maturity schedule by major category of loans excluding fair value adjustments at December 31, 2022:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Consumer Real Estate	$8,890	$34,961	$456,556	$500,407
Agricultural Real Estate	525	7,116	214,297	221,938
Agricultural	59,119	47,113	22,544	128,776
Commercial Real Estate	26,670	336,890	789,304	1,152,864
Commercial and Industrial	81,552	108,729	52,715	242,996
Consumer	2,089	47,052	40,357	89,498
Other	235	1,219	28,375	29,829
	$179,080	$583,080	$1,604,148	$2,366,308

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2022:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$354,420	$140,003
Agricultural Real Estate	144,702	76,117
Agricultural	52,867	75,866
Commercial Real Estate	941,927	210,676
Commercial and Industrial	130,513	111,847
Consumer	88,972	175
Other	20,029	9,789

Other loans are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2022 and 2021, net of deferred loan fees and costs:

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$1,536	$635	$90	$2,261	$492,162	$494,423	$-
Agricultural Real Estate	118	2	1,550	1,670	218,844	220,514	-
Agricultural	433	-	152	585	128,341	128,926	-
Commercial Real Estate	74	-	180	254	1,150,257	1,150,511	-
Commercial and Industrial	953	-	182	1,135	270,984	272,119	-
Consumer	83	37	-	120	89,774	89,894	-
Total	$3,197	$674	$2,154	$6,025	$2,350,362	$2,356,387	$-

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$228	$-	$246	$474	$395,331	$395,805	$-
Agricultural Real Estate	436	-	-	436	197,597	198,033	-
Agricultural	-	-	-	-	118,504	118,504	-
Commercial Real Estate	-	-	180	180	846,930	847,110	-
Commercial and Industrial	21	131	149	301	239,837	240,138	-
Consumer	64	-	-	64	57,765	57,829	-
Total	$749	$131	$575	$1,455	$1,855,964	$1,857,419	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2022 and December 31, 2021:

	(In Thousands)
	2022	2021
Consumer Real Estate	$612	$824
Agricultural Real Estate	1,921	6,477
Agriculture	152	20
Commercial Real Estate	903	600
Commercial and Industrial	1,096	149
Consumer	5	6
Total	$4,689	$8,076

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
December 31, 2022, 2021, 2020

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
December 31, 2022, 2021, 2020

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2022 and December 31, 2021.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Other
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
1-2	$9,912	$8,720	$5,857	$4,178	$8,718	$10,894	$780	$4,604	$-	$-
3	47,405	42,180	33,671	38,623	370,035	238,132	67,506	46,547	10,921	11,408
4	146,143	129,301	88,992	75,164	737,745	568,038	167,291	152,736	18,897	20,681
5	10,389	4,599	228	227	9,751	14,509	3,592	986	-	-
6	6,665	13,233	178	312	24,262	15,537	3,132	3,176	-	-
7	-	-	-	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-	-	-	-
Total	$220,514	$198,033	$128,926	$118,504	$1,150,511	$847,110	$242,301	$208,049	$29,818	$32,089

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

For consumer residential real estate, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2022 and December 31, 2021.

	(In Thousands)
	Consumer Real Estate
	2022	2021
Grade
Pass	$492,575	$392,940
Special mention (5)	676	1,673
Substandard (6)	1,172	1,192
Doubtful (7)	-	-
Total	$494,423	$395,805

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2022	2021	2022	2021
Performing	$-	$3,906	$89,853	$53,820
Nonperforming	-	13	41	90
Total	$-	$3,919	$89,894	$53,910

Information about impaired loans as of and for the years ended December 31, 2022 and 2021 is as follows:

	(In Thousands)
	2022	2021
Impaired loans without a valuation allowance	$4,194	$1,228
Impaired loans with a valuation allowance	4,663	10,711
Total impaired loans	$8,857	$11,939
Valuation allowance related to impaired loans	$1,996	$2,184
Total nonaccrual loans	$4,689	$8,076
Total loans past-due ninety days or more and still accruing	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

	(In Thousands)
	2022	2021	2020
Average investment in impaired loans	$10,710	$12,247	$10,232
Interest income recognized on impaired loans	$361	$292	$269
Interest income recognized on a cash basis on impaired loans	$97	$188	$135

There were no additional funds committed to be advanced in connection with impaired loans.

The Bank had approximately $3.6 million and $7.6 million of its impaired loans classified as troubled debt restructured as of December 31, 2022 and December 31, 2021.

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. During 2022, three new loans were considered TDR as a result of the continuance of interest only payment modifications. These three loans stem from a single relationship with a borrower. This relationship has a Small Business Administration (SBA) guaranty and consequently the request for the continuance of the interest only period was also approved by the SBA as were previous requests. One of the three loans was charged off in December of 2022. The ALLL includes a $837 thousand specific allocation for one of the loans as of December 31, 2022. The fourth loan was a work-out loan that was included on Peoples TDR list which had some debt written off when the loan was granted. Two loans previously reported as TDR were paid off in April 2022. During 2021, there were three new loans considered TDR. One loan resulted in payment changes from a monthly payment to monthly interest only payments. One loan was considered TDR as a result of being in a deficiency balance upon sale of property. The loan is set for a 3 year term and a 10 year amortization. The ALLL includes a $825 thousand specific allocation on the principal balance of this loan as of December 31, 2021. The last loan was rewritten to improve collateral position. Capitalized interest, late charges and prepayment penalties were charged off immediately. The ALLL includes a $313 thousand specific allocation for this loan as of December 31, 2021. Two loans previously reported as TDR were paid off in June 2021 and three loans previously reported as TDR were fully charged off in March 2021.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

December 31, 2022				December 31, 2021
		(In thousands)				(In thousands)
Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer Real Estate	1	$95	$95	Consumer Real Estate	-	$-	$-
Agricultural Real Estate	-	-	-	Agricultural Real Estate	1	1,655	1,655
Agricultural	-	-	-	Agricultural	-	-	-
Commercial Real Estate	1	74	74	Commercial Real Estate	1	382	382
Commercial and Industrial	2	1,232	1,232	Commercial and Industrial	1	1,000	1,000

For the years ended December 31, 2022 and 2021, there were no TDR’s that subsequently defaulted after modification.

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

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker's price opinion or appraisal will be completed on all home loans in litigation and any deficiency will be charged off before reaching 150 days delinquent. Commercial and agricultural credits are charged down/allocated at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2022 and 2021:

	(In Thousands)
2022	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$509	$509	$-	$355	$5	$12
Agricultural Real Estate	2,280	2,385	-	2,048	25	6
Agricultural	152	152	-	588	-	2
Commercial Real Estate	1,234	1,272	-	1,252	29	43
Commercial and Industrial	17	417	-	135	2	10
Consumer	2	2	-	15	1	-
With a specific allowance recorded:
Consumer Real Estate	60	60	6	15	-	1
Agricultural Real Estate	-	-	-	1,388	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,874	2,874	438	3,176	150	-
Commercial and Industrial	1,564	1,564	1,551	1,736	149	23
Consumer	165	165	1	2	-	-
Totals:
Consumer Real Estate	$569	$569	$6	$370	$5	$13
Agricultural Real Estate	$2,280	$2,385	$-	$3,436	$25	$6
Agricultural	$152	$152	$-	$588	$-	$2
Commercial Real Estate	$4,108	$4,146	$438	$4,428	$179	$43
Commercial and Industrial	$1,581	$1,981	$1,551	$1,871	$151	$33
Consumer	$167	$167	$1	$17	$1	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

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

As of December 31, 2022 the Company had no foreclosed residential real estate property obtained by physical possession or consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $159 thousand of foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2021.

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2022	2021	2020
Allowance for Loan Losses
Balance at beginning of year	$16,242	$13,672	$7,228
Provision for loan loss	4,600	3,444	6,981
Loans charged off	(827)	(1,332)	(720)
Recoveries	298	458	183
Balance at ending of year	$20,313	$16,242	$13,672
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,262	$1,041	$641
Total Allowance for Credit Losses	$21,575	$17,283	$14,313

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Additional analysis related to the allowance for credit losses as of December 31, 2022 and 2021 is as follows:

	(In Thousands)
2022	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge-Offs	-	-	-	-	(418)	(409)	-	-	(827)
Recoveries	20	-	7	9	93	169	-	-	298
Provision	121	(691)	35	2,785	1,860	506	-	(16)	4,600
Other Non-interest expense related to unfunded	-	-	-	-	-	-	221	-	221
Ending Balance	$998	$349	$751	$11,924	$5,382	$891	$1,262	$18	$21,575
Ending balance: individually evaluated for impairment	$6	$-	$-	$438	$1,551	$1	$-	$-	$1,996
Ending balance: collectively evaluated for impairment	$992	$349	$751	$11,486	$3,831	$890	$1,262	$18	$19,579
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$494,423	$220,514	$128,926	$1,150,511	$272,119	$89,894	$-	$-	$2,356,387
Ending balance: individually evaluated for impairment	$569	$2,280	$152	$4,108	$1,581	$167	$-	$-	$8,857
Ending balance: collectively evaluated for impairment	$493,449	$218,039	$128,774	$1,146,389	$270,493	$89,727	$-	$-	$2,346,871
Ending balance: loans acquired with deteriorated credit quality	$405	$195	$-	$14	$45	$-	$-	$-	$659

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

	(In Thousands)
2021	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge-Offs	(19)	(105)	(143)	-	(814)	(251)	-	-	(1,332)
Recoveries	13	-	14	10	257	164	-	-	458
Provision (Credit)	230	187	137	1,705	1,058	106	-	21	3,444
Other Non-interest expense related to unfunded	-	-	-	-	-	-	400	-	400
Ending Balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Ending balance: individually evaluated for impairment	$-	$691	$1	$664	$825	$3	$-	$-	$2,184
Ending balance: collectively evaluated for impairment	$857	$349	$708	$8,466	$3,022	$622	$1,041	$34	$15,099
Ending balance: loans acquired with deteriorated credit quality	$37	$-	$-	$-	$-	$-	$-	$-	$37
FINANCING RECEIVABLES:
Ending balance	$395,805	$198,033	$118,504	$847,110	$240,138	$57,829	$-	$-	$1,857,419
Ending balance: individually evaluated for impairment	$604	$6,725	$20	$3,561	$1,003	$26	$-	$-	$11,939
Ending balance: collectively evaluated for impairment	$394,489	$191,107	$118,484	$843,299	$238,849	$57,803	$-	$-	$1,844,031
Ending balance: loans acquired with deteriorated credit quality	$712	$201	$-	$250	$286	$-	$-	$-	$1,449

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2022	2021
Land	$6,896	$6,652
Buildings (useful life 15-39 years)	34,501	30,929
Furnishings (useful life 3-15 years)	26,448	23,160
	67,845	60,741
Less: Accumulated depreciation	(39,464)	(33,828)
Premises and Equipment (Net)	$28,381	$26,913

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 amounted to $2.7, $2.6, and $2.5 million, respectively.

Construction in progress of $278 thousand as of December 31, 2022 relates to the construction of three new offices which are expected to be operational by end of third quarter 2023.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $375.6 and $380.8 million at December 31, 2022 and 2021, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2022 and 2021, was $3.5 and $3.6 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2022 and 2021 was $5.1 million and $3.2 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 7.7% and 21.7% were utilized for 2022 and 2021, respectively. All strata did show positive values in 2022 compared to the carrying value using a discount yield of 5.94%. In 2021, all strata did not show positive values compared to carrying value using a discount yield of 1.97% which resulted in the need to establish a $414 thousand valuation allowance.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2022	2021
Beginning of Year	$3,571	$3,320
Capitalized Additions	537	1,417
Amortization	(559)	(1,166)
Ending Balance, December 31	3,549	3,571
Valuation Allowance	-	(414)
Mortgage Servicing Rights net, December 31	$3,549	$3,157

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2022	2021
Time deposits under $250,000	$495,891	$397,102
Time deposits of $250,000 or more	62,089	74,377
	$557,980	$471,479

At December 31, 2022 the scheduled maturities for time deposits are as follows:

(In Thousands)
2023	$383,052
2024	91,267
2025	62,412
2026	13,862
2027	7,068
Thereafter	319
$557,980

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2022 and 2021, securities with a market value of $43.6 million and $31.1 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s federal funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2022	$1,115	0.95%	$1,450	$1,169	0.43%
2021	$1,062	0.70%	$1,991	$1,514	0.43%

	Term CD's Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2022	$30,518	0.97%	$34,504	$31,573	2.54%
2021	$28,206	1.00%	$28,362	$28,315	2.56%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The Company had $22.6 million of federal funds purchased as of December 31, 2022 and no federal funds purchased as of December 31, 2021. The $31.6 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2022.

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,573	$-	$-	$-	$22,573
Repurchase agreements
US Treasury & agency securities	1,115			30,518	31,633
Total	$23,688	$-	$-	$30,518	$54,206

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 9 – Borrowings and Subordinated Notes

Short Term Debt

Due to the funding requirement for the acquisition of PFSB to be provided from the holding company, the Company secured borrowings from a correspondent bank. Two loans were secured, the first a $30 million 12-month term note and the second a 12-month line of credit for $10 million. Both loans were advanced on October 1, 2021. Interest on both loans is due quarterly and accrues at a rate of 2.50% per annum with reporting and capital covenants included. The structure of the acquisition required all accounting of the transaction to be recorded at the Bank level as Perpetual did not have a holding company. The Company advanced funds from the Bank to the Company to facilitate payoff of the term note and line of credit balance after regulatory approval was granted in the second quarter of 2022. The line of credit remained open for future liquidity needs.

On September 29, 2022, the line of credit was advanced for $10 million for the acquisition of PFSL Interest on the line of credit is due quarterly and accrues at a rate of 5.50% per annum with reporting and capital covenants included. The line of credit matures on September 30, 2023.

Long Term Debt

Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Banks. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. Total borrowings were $127.4 million excluding an additional $47 thousand for fair value related to the acquisitions for December 31, 2022 compared to $23.9 million excluding $197 thousand for fair value for December 31, 2021. With the acquisition of Peoples Federal Savings and Loan Bank, the Bank undertook $965 thousand in advances with varying maturity dates from 2022 through 2028. With the acquisition of Perpetual Federal Savings Bank, the Bank undertook $6 million in advances due in 2024. The advances were secured by a pledge of $232.9 and $193.2 million of mortgage loans as of December 31, 2022 and 2021, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $73.0 and $69.0 million unsecured borrowings through correspondent banks as of December 31, 2022 and December 31, 2021, respectively. The Bank also had access to $130.4 million and $94.2 million through a Cash Management Advance with the Federal Home Loan Bank as of December 31, 2022 and December 31, 2021 respectively. The Bank had unpledged securities, which could be sold or used as collateral, of $249.6 million and $313.6 million at the end of the same time periods, respectively. An additional $2.0 million at December 31, 2022, and $91.2 million at December 31, 2021, were available from the Federal Home Loan Bank based on current pledging. The table below shows the maturities of the borrowings exclusive of the fair value.

(In Thousands)
2023	$71,507
2024	32,500
2025	11,500
2026	-
2027	9,064
Thereafter	2,867
Total	$127,438

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

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

	December 31, 2022		December 31, 2021
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(414)	$35,000	$(529)

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 10 – Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2022	2021	2020
Current:
Federal	$7,430	$7,536	$6,289
State	359	271	513
Total current	7,789	7,807	6,802
Deferred:
Federal	227	(1,746)	(1,596)
State	(56)	(59)	(95)
Total deferred	171	(1,805)	(1,691)
Total Income Tax	$7,960	$6,002	$5,111

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2022	2021	2020
Federal income tax at statutory rates	$8,489	$6,194	$5,294
(Decrease) increase resulting from:
State income tax, net of federal benefit	239	167	330
Tax exempt interest	(133)	(116)	(146)
Section 831 deduction	(270)	(294)	(266)
Other	(365)	51	(101)
Total Income Tax	$7,960	$6,002	$5,111

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$4,623	$3,629
Deferred compensation	570	561
Net unrealized loss on available-for-sale securities	10,163	846
Fair value adjustments	2,152	1,913
Other	554	277
Total deferred tax assets	18,062	7,226
Deferred Tax Liabilities:
Accreted discounts on bonds	54	22
Depreciation	1,083	772
FHLB stock dividends	1,011	828
Intangible amortization	2,640	1,282
Mortgage servicing rights	787	778
Prepaids	500	471
Other	424	173
Total deferred tax liabilities	6,499	4,326
Net Deferred Tax Asset (Liability)	$11,563	$2,900

As part of the Perpetual acquisition, a net operating loss (NOL) carryforward was acquired that is subject to a Section 382 limitation. At the end of 2021, $377,807 of this NOL remained. This NOL was used in 2022 and no balance remains. The Peoples Federal Savings and Loan acquisition included a NOL of $2,789,124. At the end of 2022, $2,638,002 of this NOL remained.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisition of Perpetual in 2021 of approximately $2,779,000 and from the acquisition of Peoples in 2022 of approximately $2,174,000. No deferred tax liability is required to be recorded for the Corporation’s tax bad debt reserves arising before December 31, 1987, unless it is apparent that the reserves will reverse in the near future. Unrecognized deferred taxes on these reserves would total $1,040,000. If the portion of retained earnings representing these reserves is used for any purpose other than to absorb bad debts, it will be added to future taxable income and the related tax will be recognized as expense.

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax or post-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to six percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant’s deferral contributions. Employer matching contributions are funded annually and are immediately vested. Beginning in 2022, nonelective employer contributions are immediately vested at 100%. Employees are immediately eligible upon hire to contribute to the plan and receive matching contributions. In order to be eligible for discretionary contributions, employees must work 1,000 hours in the plan year and be employed on the last day of the year. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $1.7 million, $1.5 million and $1.0 million for 2022, 2021 and 2020, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 56,496 shares of the Company’s restricted stock were issued to 109 employees during 2022, 48,750 shares of restricted stock were issued to 96 employees during 2021 and 37,382 shares of restricted stock were issued to 92 employees during 2020. Under the plan, the shares generally vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 8,000, 2,575 and 2,175 shares forfeited during 2022, 2021 and 2020, respectively. During 2022, three employees retired and received 3,775 shares from the shares awarded in 2019, 2020 and 2021. In 2021, seven employees retired and received 4,425 shares from the shares awarded in 2018, 2019 and 2020. During 2020, due to retirement, eight employees received 10,890 shares from awards granted in 2017, 2018, 2019 and 2020. In 2022, 26,900 shares awarded in 2019 were 100% vested and 60 employees received the stock. During 2021, 18,845 shares awarded in 2018 were 100% vested and 50 employees received the stock. During 2020, 21,340 shares awarded in 2017 were 100% vested and 53 employees received the stock. One employee received accelerated vesting of 1,050 shares awarded in 2019, 2018 and 2017. Also during 2020, 1,600 shares awarded in 2019 were 100% vested and three employees received the stock. One employee received immediate vesting of 551 shares of stock. Compensation expense applicable to the restricted stock awards totaled $899 thousand, $822 thousand and $1.0 million for the years ending December 31, 2022, 2021 and 2020, respectively.

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2021, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	56,496	109	48,750	96	37,382	92
Restricted shares vested	26,900	60	18,845	50	23,491	58
Restricted shares awarded due to retirement	3,775	3	4,425	7	10,890	8
Restricted shares awarded for other	-	-	-	-	1,050	1
Restricted shares forfeited	8,000	9	2,575	4	2,175	5

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	111,131	$23.02	88,226	$28.40	88,450	$31.52
Granted	56,496	30.46	48,750	22.70	37,382	21.80
Vested	(30,675)	24.77	(23,270)	42.03	(35,431)	29.27
Forfeited	(8,000)	30.15	(2,575)	24.28	(2,175)	21.92
Nonvested, end of period	128,952	$25.75	111,131	$23.02	88,226	$28.40

As of December 31, 2022, there was $2.1 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.
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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors Shares equal to approximately $4,000, rounded to the nearest whole Share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. The value for the Shares is to be based upon the closing price for Shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 5, 2020, each Director received 176 shares. On November 20, 2020, a new director received 20 prorated shares. On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated dollar value of shares. On October 1, 2021, a new Director was added as a result of the Perpetual Federal Savings Bank acquisition and received 68 prorated shares worth approximately $1,523. On June 3, 2022, twelve Directors

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

each received $10,013 which equated to 240 shares. The use of stock for Directors' retainer, does not have an effect on diluted earnings per share as it is immediately vested.

The table below presents basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019.

	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Earnings per share
Net income	$32,515	$23,495	$20,095
Less: distributed earnings allocated to participating securities	(97)	(70)	(57)
Less: undistributed earnings allocated to participating securities	(187)	(121)	(96)
Net earnings available to common shareholders	$32,231	$23,304	$19,942
Weighted average common shares outstanding including participating securities	13,206,713	11,664,852	11,146,270
Less: average unvested restricted shares	(115,291)	(94,634)	(84,879)
Weighted average common shares outstanding	13,091,422	11,570,218	11,061,391
Basic and diluted earnings per share	$2.46	$2.01	$1.80

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $20.2 million and $20.1 million at December 31, 2022 and 2021, respectively. Two new loans were approved during 2022 of which no additional borrowings were utilized. During 2022, subsequent advances totaled $12.5 million and payments of $21.9 million were received. The difference in related borrowings amounted to $151 thousand, net increase. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2022 and 2021, amounted to $41.5 million and $43.7 million, respectively.

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

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of both December 31, 2022 and 2021 was $1.0 million.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2022	2021
Commitments to extend credit	$691,501	$557,094
Credit card arrangements	-	23,179
Standby letters of credit	1,046	983

Commitments to extend credit, credit card arrangements and Standby Letters of Credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the financial statements. Due to the fact that these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they generally do not present any significant liquidity risk to the Bank. On May 1, 2022, the Bank sold the credit card portfolio thus eliminating credit risk for 2022.

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
December 31, 2022, 2021, 2020

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

Management believes, as of December 31, 2022, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2022 and December 31, 2021 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and December 31, 2021. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Bank’s actual and required capital amounts and ratios as of December 31, 2022 and December 31, 2021 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$259,510	11.15%	$104,763	4.50%	$151,324	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	281,085	12.07%	186,245	8.00%	232,806	10.00%
Tier 1 Capital (to Risk Weighted Assets)	259,510	11.15%	139,684	6.00%	186,245	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	259,510	9.03%	114,972	4.00%	143,714	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$256,943	14.26%	$81,074	4.50%	$117,112	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	274,226	15.22%	144,138	8.00%	180,173	10.00%
Tier 1 Capital (to Risk Weighted Assets)	256,943	14.26%	108,104	6.00%	144,138	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	256,943	10.25%	100,317	4.00%	125,396	5.00%

The above tables exclude the capital conservation buffer requirements.

Note 16 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula and excluding the $40 million of a special one time dividend approved by the Federal Reserve for the acquisition of Perpetual Federal Saving Bank, dividends of $42.9 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2022 and 2021, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 31, 2022					December 31, 2021
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,409	$84,409	$84,409	$-	$-	$180,823	$180,823	$180,823	$-	$-
Interest-bearing time deposits	4,442	4,440	-	4,440	-	10,913	10,933	-	10,933	-
Securities - available-for-sale	390,789	390,789	94,678	292,766	3,345	429,931	429,931	89,177	335,981	4,773
Other securities	9,799	9,799	-	-	9,799	8,162	8,162	-	-	8,162
Loans held for sale	827	815	-	-	815	7,714	7,844	-	-	7,844
Loans, net	2,336,074	2,171,152	-	-	2,171,152	1,841,177	1,864,386	-	-	1,864,386
Interest receivable	10,440	10,440	-	-	10,440	7,209	7,209	-	-	7,209

Financial Liabilities:
Interest bearing deposits	$1,378,090	$1,377,944	$-	$-	$1,377,944	$1,248,294	$1,248,044	$-	$-	$1,248,044
Noninterest bearing deposits	532,794	532,794	532,794	-	-	473,689	473,689	-	473,689	-
Time deposits	557,980	543,737	-	-	543,737	471,479	475,810	-	-	475,810
Total Deposits	2,468,864	2,454,475	532,794	-	1,921,681	2,193,462	2,197,543	-	473,689	1,723,854
Fed funds purchased and securities sold under agreement to repurchase	54,206	54,206	-	-	54,206	29,268	29,268	-	-	29,268
Federal Home Loan Bank advances	127,485	125,761	-	-	125,761	24,065	24,305	-	-	24,305
Other borrowings	10,000	10,000	-	10,000	-	40,000	40,000	-	40,000	-
Subordinated notes	34,586	30,993	-	30,993	-	34,471	35,000	-	35,000	-
Interest payable	1,739	1,739	-	-	1,739	1,125	1,125	-	-	1,125

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021, and the valuation techniques used by the Company to determine those fair values. There were no changes to valuation techniques during 2022.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The Bank holds ten local municipals that the Bank evaluates based on the credit strength of the underlying project. The fair value is determined by valuing similar credit payment streams at similar rates.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2022	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$94,678	$-	$-
U.S. Government agencies	-	139,767	-
Mortgage-backed securities	-	86,927	-
State and local governments	-	66,072	3,345
Total Securities Available-for-Sale	$94,678	$292,766	$3,345

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2021	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$89,177	$-	$-
U.S. Government agencies	-	156,886	-
Mortgage-backed securities	-	117,927	-
State and local governments	-	61,168	4,773
Total Securities Available-for-Sale	$89,177	$335,981	$4,773

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2022	$2,307	$2,466	$4,773
Change in Market Value	(76)	(203)	(279)
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	(160)	-	(160)
Reclassification and Adjustments	-	(989)	(989)
Balance at December 31, 2022	$2,071	$1,274	$3,345

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2021	$-	$1,562	$1,562
Change in Market Value	44	(96)	(52)
Purchases	2,418	1,000	3,418
Sales	-	-	-
Payments & Maturities	-	-	-
Reclassification and Adjustments	(155)	-	(155)
Balance at December 31, 2021	$2,307	$2,466	$4,773

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There was one security transferred out of Level 3 to Level 2 in 2022 and no transfers into or out of Level 3 during 2021. The 2021 tax exempt purchases were included in the acquisition of Ossian State Bank.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2022 and 2021, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2022 and 2021, collateral dependent impaired loans categorized as Level 3 were $2,667 and $8,527 thousand, respectively. The specific allocation for collateral dependent impaired loans was $1,996 thousand as of December 31, 2022 and $2,184 thousand as of December 31, 2021, respectively, which are accounted for in the allowance for loan losses (see Note 4).

During 2021, impairment was recognized on mortgage servicing rights based upon the independent third party’s quarterly valuations. A valuation allowance was established by strata to quantify the likely impairment of the value of the mortgage servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. In 2022, the valuation allowance was reversed as all strata were positive.

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
December 31, 2022, 2021, 2020

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

($ in Thousands)
Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2022
Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2022	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$2,667	$-	$-	$2,667
Mortgage servicing rights	-	-	-	-
Other real estate owned - residential	-	-	-	-

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2021
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2021	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$8,527	$-	$-	$8,527
Mortgage servicing rights	3,157	-	-	3,157
Other real estate owned - residential	99	-	-	99

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$3,345	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	2.08-5.01% (4.38%)
Collateral dependent impaired loans	2,667	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-29.01% (24.13%)
Mortgage servicing rights	-	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	— % ( — )
	-	Appraisals	Discount to reflect current market	— % ( — )

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Other real estate owned - residential

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2022	2021
Assets
Cash	$16,901	$19,293
Interest-bearing time deposits	498	1,234
Related party receivables:
Dividends and accounts receivable from subsidiary	2,114	4,636
Accrued interest receivable - municipals / interest bearing time deposits	38	43
Securities - municipals	7,460	9,027
Investment in subsidiaries	319,371	340,733
Total Assets	$346,382	$374,966

Liabilities
Other borrowings	$10,000	$40,000
Subordinated notes, net of unamortized issuance costs	34,586	34,471
Dividends payable	2,832	2,461
Accrued interest payable	618	743
Accrued expenses	206	124
Total Liabilities	48,242	77,799
Stockholders' Equity	298,140	297,167
Total Liabilities and Stockholders' Equity	$346,382	$374,966

Statements of Income and Comprehensive Income
	(In Thousands)
	2022	2021	2020
Income
Dividends from subsidiaries	$44,285	$23,200	$8,800
Interest - municipals / interest-bearing time deposits	308	253	382
Loss on sales of available-for-sale securities	-	293	-
Total income	44,593	23,746	9,182
Expenses
Interest	1,588	743	-
Operating expenses	1,176	1,335	923
Total expenses	2,764	2,078	923

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	41,829	21,668	8,259
Income Taxes (Benefit)	(535)	(347)	(184)
	42,364	22,015	8,443
Equity in undistributed earnings of subsidiaries	(9,849)	1,480	11,652
Net Income	32,515	23,495	20,095
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities, net of taxes	(35,049)	(8,881)	4,599
Comprehensive Income (Loss)	$(2,534)	$14,614	$24,694

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Statements of Cash Flows
	(In Thousands)
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$32,515	$23,495	$20,095
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	9,849	(1,480)	(11,652)
Amortization of premiums on available-for-sale securities, net	61	81	154
Amortization of subordinated notes issuance fees	116	49	-
Stock-based compensation expense	899	822	1,024
Director stock awards	120	73	48
Gain on sale of available-for-sale securities	-	(293)	-
Changes in assets and liabilities:
Other assets and liabilities	2,560	(456)	1,742
Net cash provided by operating activities	46,120	22,291	11,411
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,540	795	385
Sales	-	7,773	-
Purchases	(398)	-	(745)
Activity in certificates of deposit
Maturities	1,234	493	-
Purchases	(498)	-	-
Cash used for acquisitions	(9,806)	(79,235)	-
Net cash used in investing activities	(7,928)	(70,174)	(360)
Cash Flows from Financing Activities
Proceeds (repayments) of other borrowings	(30,000)	35,000	-
Purchase of treasury stock	(308)	(338)	(383)
Proceeds from issuance of subordinated notes	-	34,421	-
Payment of dividends	(10,276)	(7,670)	(7,186)
Net cash provided by (used in) financing activities	(40,584)	61,413	(7,569)
Net Change in Cash and Cash Equivalents	(2,392)	13,530	3,482
Cash and Cash Equivalents - Beginning of year	19,293	5,763	2,281
Cash and Cash Equivalents - End of year	$16,901	$19,293	$5,763

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021, 2020

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2022
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$21,899	$23,911	$25,847	$29,492
Interest expense	2,116	2,047	3,264	6,935
Net Interest Income	19,783	21,864	22,583	22,557
Provision for loan loss	580	1,628	1,637	755
Net interest income after provision of loan loss	19,203	20,236	20,946	21,802
Other income (expense)	(9,150)	(9,915)	(9,739)	(12,908)
Net income before income taxes	10,053	10,321	11,207	8,894
Income taxes	1,951	2,050	2,253	1,706
Net income	$8,102	$8,271	$8,954	$7,188
Earnings per Common Share	$0.62	$0.63	$0.68	$0.53
Average common shares outstanding	12,955,107	12,957,126	12,983,307	13,606,876

	Quarter Ended in 2021
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$16,765	$17,530	$20,122	$22,423
Interest expense	1,728	1,554	1,672	2,388
Net Interest Income	15,037	15,976	18,450	20,035
Provision for loan loss	1,700	641	659	444
Net interest income after provision for loan loss	13,337	15,335	17,791	19,591
Other income (expense)	(7,368)	(9,033)	(10,247)	(9,909)
Net income before income taxes	5,969	6,302	7,544	9,682
Income taxes	1,060	1,319	1,624	1,999
Net income	$4,909	$4,983	$5,920	$7,683
Earnings per Common Share	$0.44	$0.44	$0.53	$0.59
Average common shares outstanding	11,197,012	11,191,043	11,209,732	13,046,299

Note 20 – Subsequent Events

On January 24, 2023, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 24, 2023 and ending December 31, 2023.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

ITEM 9c. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Andrew J. Briggs	68	First Sr. Vice President of Business Development/Indiana	2019
		The Farmers & Merchants State Bank

Eugene N. Burkholder	70	President, Falor Farm Center, Inc.	2012

Lars B. Eller	56	President and CEO of the Company and	2018
		The Farmers & Merchants State Bank

Jo Ellen Hornish	69	CEO, Hornish Bros, Inc. / Fountain City Leasing, Inc. / Advantage Powder Coating, Inc.	2013

Jack C. Johnson	70	President, Hawk’s Clothing, Inc.	1991

Lori A. Johnston	61	President, ProMedica Insurance Corporation	2020

Dr. Marcia S. Latta	61	Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	63	President, Planson Farms, Inc.	2008

Kevin J. Sauder	62	President, Chief Executive Officer, Sauder Woodworking Co.	2004

Frank R. Simon	53	Founder & Managing Member / Attorney	2021
		Simon PLC Attorneys & Counselors

Dr. K. Brad Stamm	70	President and Educational Consultant of	2016
		Stamm Management Group

David P. Vernon	56	Owner, Licensed Funeral Director & Embalmer	2021
		Vernon Family Funeral Homes

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	70	Chairman

Lars B. Eller	56	President and Chief Executive Officer (“PEO”) (1) (2)

Barbara J. Britenriker	61	Executive Vice President Chief Financial Officer (“PFO”) (1) and Chief Retail Banking Officer (3)

Rex D. Rice	64	Executive Vice President and Chief Lending Officer (4)

Benet S. Rupp	57	Executive Vice President and Chief Administrative Officer (5)

___________________________________________________________________________________________________________________________________

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

(5) Ms. Rupp joined the Company in June 2019 and was the Sr. Vice President and Chief People Officer until August 23, 2022. Ms. Rupp was appointed to serve as the Executive Vice President and Chief Administrative Office of the Bank on August 23, 2022.

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2023, and is incorporated herein by reference to the sections of the proxy statement captioned "Nominations for Members of the Board of Director,” “Our Board Composition” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under paragraphs (d)(4) and (d)(5) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2023, and is incorporated herein by reference to the sections of the proxy statement captioned “Delinquent Section 16(a) Reports,” “Audit Committee Report” and “Committees of the Board of Directors.”

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

A copy of the Corporation's Code is available on the website of the Bank (www.fm.bank). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Lars B. Eller, President, Chief Executive Officer of Farmers & Merchants Bancorp, Inc., 307 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.

[Remainder of this page intentionally left blank.]

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2023, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Monday, April 17, 2023 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2022, 56,496 shares were awarded to 109 employees and 8,000 were forfeited under its long term incentive plan. At year-end, 2022, the Company held 956,003 shares in Treasury stock and 128,952 in unearned stock awards.

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

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,302,590
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,302,590

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2023, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2023, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

The opinion related to the financial statements in the annual report was provided by FORVIS, LLP (formerly BKD, LLP) from Fort Wayne, Indiana. The Public Company Accounting Oversight Board (PCAOB) ID number for FORVIS, LLP is 686.

[Remainder of this page intentionally left blank.]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

	(2.1)	Agreement and Plan of Merger dated June 14, 2022 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 15, 2022).

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).

	(4.2)	Form of 3.25% Fixed to Floating Rate Subordinated Note due July 30, 2031 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.6 hereto).

(10.1)

Form of Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on December 26, 2012 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.2)

Form of Change in Control Agreement executed by and between the Company and Rex D. Rice on December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

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

(10.7)

Form of Change in Control Agreement executed by and between the Company and Benet S. Rupp on July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q that was filed with the Commission on October 25, 2022).

	(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

	(23)	Consent of FORVIS, LLP

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

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

By	/s/ Lars B. Eller	Date:	February 21, 2023
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 21, 2023	/s/ Barbara J. Britenriker	Date:	February 21, 2023
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)
/s/ Andrew J. Briggs	Date:	February 21, 2023
Andrew J. Briggs, Director

/s/ Eugene N. Burkholder	Date:	February 21, 2023	/s/ Jo Ellen Hornish	Date:	February 21, 2023
Eugene N. Burkholder, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 21, 2023	/s/ Lori A. Johnston	Date:	February 21, 2023
Jack C. Johnson, Director			Lori A. Johnston, Director

/s/ Marcia S. Latta	Date:	February 21, 2023	/s/ Steven J. Planson	Date:	February 21, 2023
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Kevin J. Sauder	Date:	February 21, 2023	/s/ Frank R. Simon	Date:	February 21, 2023
Kevin J. Sauder, Director			Frank R. Simon, Director

/s/ K. Brad Stamm	Date:	February 21, 2023	/s/ David P. Vernon	Date:	February 21, 2023
K. Brad Stamm, Director			David P. Vernon, Director