Form 10-Q
period 2023-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2023-05-08
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,630,122
Class	Outstanding as of April 28, 2023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - March 31, 2023 and December 31, 2022	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2023 and March 31, 2022	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three Months Ended March 31, 2023 and March 31, 2022	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three Months Ended March 31, 2023 and March 31, 2022	6-7

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2023 and March 31, 2022	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49-69

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION	71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

Signatures		74

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$62,780	$83,085
Federal funds sold	1,545	1,324
Total cash and cash equivalents	64,325	84,409
Interest-bearing time deposits	4,435	4,442
Securities - available-for-sale	372,975	390,789
Other securities, at cost	11,543	9,799
Loans held for sale	951	827
Loans, net	2,422,018	2,336,074
Premises and equipment	28,679	28,381
Construction in progress	1,565	278
Goodwill	86,358	86,358
Loan servicing rights	4,985	3,549
Bank owned life insurance	33,269	33,073
Other assets	38,972	37,372
Total Assets	$3,070,075	$3,015,351

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$520,145	$532,794
Interest-bearing
NOW accounts	800,230	750,887
Savings	590,854	627,203
Time	601,939	557,980
Total deposits	2,513,168	2,468,864
Federal funds purchased and securities sold under agreements to repurchase	30,496	54,206
Federal Home Loan Bank (FHLB) advances	164,327	127,485
Other borrowings	-	10,000
Subordinated notes, net of unamortized issuance costs	34,615	34,586
Dividend payable	2,831	2,832
Accrued expenses and other liabilities	18,881	19,238
Total liabilities	2,764,318	2,717,211

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 3/31/23 and 12/31/22	135,241	135,497
Treasury stock - 934,303 shares 3/31/23, 956,003 shares 12/31/22	(11,310)	(11,573)
Retained earnings	213,012	212,449
Accumulated other comprehensive loss	(31,186)	(38,233)
Total stockholders' equity	305,757	298,140
Total Liabilities and Stockholders' Equity	$3,070,075	$3,015,351

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2022, Condensed Consolidated Balance Sheets have been derived from the audited Condensed Consolidated Balance Sheets as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2023	March 31, 2022
Interest Income
Loans, including fees	$29,703	$20,455
Debt securities:
U.S. Treasury and government agencies	1,068	1,023
Municipalities	408	300
Dividends	123	42
Federal funds sold	21	10
Other	479	69
Total interest income	31,802	21,899
Interest Expense
Deposits	8,151	1,360
Federal funds purchased and securities sold under agreements to repurchase	405	152
Borrowed funds	1,280	335
Subordinated notes	284	269
Total interest expense	10,120	2,116
Net Interest Income - Before Provision for Credit Losses*	21,682	19,783
Provision for Credit Losses - Loans*	817	580
Provision for Credit Losses - Off Balance Sheet Credit Exposures*	62	-
Net Interest Income After Provision for Credit Losses*	20,803	19,203
Noninterest Income
Customer service fees	2,447	2,648
Other service charges and fees	2,554	998
Net gain on sale of loans	67	697
Net loss on sale of available-for-sale securities	(891)	-
Total noninterest income	4,177	4,343
Noninterest Expense
Salaries and wages	6,657	5,502
Employee benefits	2,165	2,054
Net occupancy expense	856	598
Furniture and equipment	1,252	1,056
Data processing	726	604
Franchise taxes	366	418
ATM expense	623	532
Advertising	514	237
Net loss on sale of other assets owned	-	(5)
FDIC assessment	306	114
Mortgage servicing rights amortization - net	159	26
Consulting fees	230	178
Other general and administrative	3,077	2,179
Total noninterest expense	16,931	13,493
Income Before Income Taxes	8,049	10,053
Income Taxes	1,583	1,951
Net Income	$6,466	$8,102
Basic Earnings Per Share	$0.47	$0.62
Diluted Earnings Per Share	$0.47	$0.62
Dividends Declared	$0.21	$0.19

See Notes to Condensed Consolidated Unaudited Financial Statements

*ASU 2016-13 adopted during the first quarter of 2023; therefore, March 31, 2022 provision amount reflects the incurred loss method.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income	$6,466	$8,102
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	8,030	(20,939)
Reclassification adjustment for realized loss on sale of available-for-sale securities	891	-
Net unrealized gain (loss) on available-for-sale securities	8,921	(20,939)
Tax expense (benefit)	1,874	(4,397)
Other comprehensive income (loss)	7,047	(16,542)
Comprehensive Income (Loss)	$13,513	$(8,440)

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2023

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2023	13,608,422	$135,497	$(11,573)	$212,449	$(38,233)	$298,140
Cumulative effect of change in accounting principle (ASU 2016-13)	-	-	-	(3,371)	-	(3,371)
Balance - January 1, 2023 as adjusted for change in accounting principle	13,608,422	135,497	(11,573)	209,078	(38,233)	294,769

Net income	-	-	-	6,466	-	6,466
Other comprehensive income	-	-	-	-	7,047	7,047
Purchase of treasury stock	-	-	-	-	-	-
Issuance of 21,700 shares of restricted stock	21,700	(562)	263	299	-	-
Stock-based compensation expense	-	306	-	-	-	306
Cash dividends declared - $0.21 per share	-	-	-	(2,831)	-	(2,831)
Balance - March 31, 2023	13,630,122	$135,241	$(11,310)	$213,012	$(31,186)	$305,757

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net income	$6,466	$8,102
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	834	709
Amortization of premiums on available-for-sale securities, net	397	578
Capitalized additions to servicing rights	(1,595)	(205)
Servicing rights amortization and impairment	159	26
Amortization of core deposit intangible	414	199
Amortization of customer list intangible	31	31
Net accretion of fair value adjustments	(1,133)	(1,015)
Amortization of subordinated note issuance costs	29	28
Stock-based compensation expense	306	213
Provision for credit losses - Loans	817	580
Provision for credit losses - Off balance sheet credit exposures	62	-
Gain on sale of loans held for sale	(67)	(697)
Originations of loans held for sale	(6,534)	(26,161)
Proceeds from sale of loans held for sale	6,477	28,512
Gain on sale of other assets owned	-	(5)
Loss on sales of securities available-for-sale	891	-
Increase in cash surrender value of bank owned life insurance	(196)	(157)
Change in other assets and other liabilities, net	(4,283)	(2,841)
Net cash provided by operating activities	3,075	7,897
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	3,483	13,762
Sales	21,963	-
Purchases	-	(19,344)
Activity in other securities, at cost:
Sales	399	-
Purchases	(2,143)	(406)
Change in interest-bearing time deposits	7	2,236
Proceeds from sale of other assets owned	-	164
Additions to premises and equipment	(2,431)	(448)
Loan originations and principal collections, net	(89,520)	(104,478)
Net cash used in investing activities	(68,242)	(108,514)
Cash Flows from Financing Activities
Net change in deposits	44,764	60,754
Net change in federal funds purchased and securities sold under agreements to repurchase	(23,710)	2,412
Proceeds from FHLB advances	129,000	-
Repayment of FHLB advances	(92,140)	(1,388)
Repayment of other borrowings	(10,000)	-
Cash dividends paid on common stock	(2,831)	(2,462)
Net cash provided by financing activities	45,083	59,316
Net Decrease in Cash and Cash Equivalents	(20,084)	(41,301)
Cash and Cash Equivalents - Beginning of year	84,409	180,823
Cash and Cash Equivalents - End of period	$64,325	$139,522

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental Information
Supplemental cash flow information:
Interest paid	$9,272	$3,057
Income taxes paid	44	-
Supplemental noncash disclosures:
Cash dividends declared not paid	2,831	2,462

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that are expected for the year ended December 31, 2023. The Condensed Consolidated Balance Sheets of the Company as of December 31, 2022, has been derived from the audited Condensed Consolidated Balance Sheets of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

On October 1, 2022, the Company acquired Peoples-Sidney Financial Corporation (PPSF), the bank holding company for Peoples Federal Savings and Loan Association, a community bank with three full-service offices in Sidney, Anna and Jackson Center, Ohio in addition to a separate drive-thru location in Sidney, Ohio. PPSF shareholders had the opportunity to elect to receive either 0.6597 shares of FMAO stock or $24.00 per share in cash for each PPSF share owned, subject to a requirement under the Merger Agreement that the minimum number of PPSF shares exchanged for Farmers & Merchants Bancorp, Inc. (FMAO) shares in the merger was no less than 758,566. Fractional shares of FMAO common stock were not issued in respect of fractional interests arising from the merger but were paid in cash pursuant to the merger agreement. PPSF had 1,167,025 shares outstanding on October 1, 2022. The share price of FMAO stock on October 1, 2022 was $26.87. Total consideration for the acquisition was approximately $23.2 million of which $9.8 million was in cash and $13.4 million in stock. As a result of the acquisition, the Company will have an opportunity to increase its deposit base in Sidney and the greater Shelby County and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $23.2 million, $6.0 million has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis. Goodwill of $5.9 million, resulting from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Peoples Federal Savings and Loan Association. Of that total amount, none of the purchase price is deductible for tax purposes. The following table summarizes the consideration paid for Peoples Federal Savings and Loan Association and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Fair Value of Consideration Transferred
(In Thousands)
Cash	$9,806
Common Shares	13,446
Treasury stock repurchased (125 shares)	(3)
Total	$23,249

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$18,881
Other securities, at cost	1,271
Loans, net	101,755
Premises and equipment	1,906
Goodwill	5,924
Other assets	12,081
Total Assets Purchased	$141,818

Liabilities
Deposits
Noninterest bearing	$7,139
Interest bearing	104,719
Total deposits	111,858
Federal Home Loan Bank (FHLB) advances	896
Accrued expenses and other liabilities	5,815
Total Liabilities Assumed	$118,569

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

Changes in accretable yield, or income expected to be collected, are as follows:

Three Months Ended March 31, 2023
(In Thousands)
Beginning Balance	$798
Additions	1
Accretion	(58)
Reclassification from nonaccretable difference	-
Disposals	-
Ending Balance	$741

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(In Thousands)	(In Thousands)
Beginning Balance	$4,236	$5,262
Additions	14	64
Accretion	(344)	(322)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$3,906	$5,004

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

The fair value for certificates of deposit incorporates a valuation amount of $59 thousand which will be accreted over 1.4 years.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(In Thousands)	(In Thousands)
Beginning Balance	$470	$645
Additions	-	-
Accretion	(44)	(44)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$426	$601

The results of operations of Ossian State Bank, Perpetual Federal Savings Bank and Peoples Federal Savings and Loan Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021, October 1, 2021 and October 1, 2022, respectively. The following schedule includes pro-forma results for the three months ended March 31, 2023 and 2022 as if the Peoples Federal Savings and Loan Bank acquisition had occurred as of the beginning of the comparable prior reporting period. The acquisitions of Ossian State Bank and Perpetual Federal Savings Bank are already included as they had occurred prior to that period.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2023	March 31, 2022
Summary of Operations
Net Interest Income - Before Provision for Credit Losses	$21,682	$20,966
Provision for Credit Losses	817	493
Net Interest Income After Provision for Credit Losses	20,865	20,473
Noninterest Income	4,177	4,483
Noninterest Expense	16,897	14,495
Income Before Income Taxes	8,145	10,461
Income Taxes	1,602	2,022
Net Income	$6,543	$8,439
Basic and Diluted Earnings Per Share	$0.48	$0.62

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transactions, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects. The pro-forma information for the three months ended March 31, 2023 includes approximately $366 thousand, net of tax, of operating revenue from Peoples Federal Savings and Loan Bank since January 1, 2023.

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

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(In Thousands)	(In Thousands)
Beginning Balance	$785	$1,198
Additions	3	5
Accretion	(107)	(106)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$681	$1,097

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980.2 thousand in core deposit intangible assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668.0 thousand in core deposit intangible assets and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposit intangible

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

assets which are all being amortized over its remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the Condensed Consolidated Balance Sheets.

The amortization expense of the core deposit intangible for the three months ended March 31, 2022 was $199 thousand. Of the approximately $1.7 million to be expensed in 2023, $414 thousand has been expensed for the three months ended March 31, 2023. Annual amortization of core deposit intangible assets is as follows:

	(In Thousands)
	Geneva	Ossian	Perpetual	Peoples	Total
2023	$560	$140	$95	$861	$1,656
2024	560	140	95	861	1,656
2025	560	140	95	861	1,656
2026	-	140	95	861	1,096
2027	-	140	95	861	1,096
Thereafter	-	47	74	1,506	1,627
	$1,680	$747	$549	$5,811	8,787

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

The amortization expense of the customer list intangible for the three months ended March 31, 2022 was $31 thousand. Of the $123 thousand to be expensed in 2023, $31 thousand has been expensed for the three months ended March 31, 2023. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2023	$123
2024	123
2025	123
2026	123
2027	47
Thereafter	-
$539

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2023 and December 31, 2022, are as follows:

	(In Thousands)
	March 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$95,215	$-	$(7,703)	$87,512
U.S. Government agencies	144,105	-	(13,997)	130,108
Mortgage-backed securities	98,348	-	(12,028)	86,320
State and local governments	74,783	120	(5,868)	69,035
Total available-for-sale securities	$412,451	$120	$(39,596)	$372,975

	(In Thousands)
	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$104,507	$-	$(9,829)	$94,678
U.S. Government agencies	156,817	-	(17,050)	139,767
Mortgage-backed securities	101,068	-	(14,141)	86,927
State and local governments	76,794	69	(7,446)	69,417
Total available-for-sale securities	$439,186	$69	$(48,466)	$390,789

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

If the impairment is judged to be other than temporary, the present value of the cash flows expected to be collected is compared to the amortized cost basis. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Adjustments to the allowance are recorded in the consolidated income statement as a component of the provision for credit losses. The table below is presented by category of security and length of time in a continuous loss position. The Company currently does not hold any securities with other than temporary impairment and thus did not recognize an allowance for credit losses.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2023
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(19)	$727	$(7,684)	$86,785	$(7,703)	$87,512
U.S. Government agencies	(48)	1,952	(13,949)	128,156	(13,997)	130,108
Mortgage-backed securities	(28)	3,099	(12,000)	83,221	(12,028)	86,320
State and local governments	(248)	10,000	(5,620)	53,332	(5,868)	63,332
Total available-for-sale securities	$(343)	$15,778	$(39,253)	$351,494	$(39,596)	$367,272

	(In Thousands)
	December 31, 2022
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(207)	$9,121	$(9,622)	$85,557	$(9,829)	$94,678
U.S. Government agencies	(1,081)	24,560	(15,969)	114,906	(17,050)	139,466
Mortgage-backed securities	(2,454)	26,905	(11,687)	60,022	(14,141)	86,927
State and local governments	(3,223)	38,771	(4,223)	25,610	(7,446)	64,381
Total available-for-sale securities	$(6,965)	$99,357	$(41,501)	$286,095	$(48,466)	$385,452

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three months ended March 31, 2023 and March 31, 2022.

	Three Months
	(In Thousands)
	2023	2022
Gross realized gains	$12	$-
Gross realized losses	(903)	-
Net realized losses	$(891)	$-
Tax benefit related to net realized losses	$(187)	$-

The net realized losses on sales and related tax benefit is a reclassification out of accumulated other comprehensive income (loss). The net realized losses are included in net loss on sale of available-for-sale securities and the related tax benefit is included in income taxes in the condensed consolidated statements of income and comprehensive income (loss).

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$18,764	$18,352
After one year through five years	211,418	193,248
After five years through ten years	79,611	70,746
After ten years	4,310	4,309
Total	$314,103	$286,655
Mortgage-backed securities	98,348	86,320
Total	$412,451	$372,975

Investments with a carrying value of $164.0 million and $134.8 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $9.8 million as of March 31, 2023 and $8.1 million as of December 31, 2022. Other securities also includes Ohio Equity Fund for Housing Limited Partnership funding of $1.7 million out of a total of $4.0 million committed as of both March 31, 2023 and December 31, 2022.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of March 31, 2023 and December 31, 2022 are summarized below:

	(In Thousands)
Loans:	March 31, 2023	December 31, 2022
Consumer Real Estate	$502,974	$494,423
Agricultural Real Estate	227,897	220,819
Agricultural	131,467	128,733
Commercial Real Estate	1,225,315	1,152,603
Commercial and Industrial	241,598	242,360
Consumer	89,588	89,147
Other	29,316	29,818
	2,448,155	2,357,903
Less: Net deferred loan fees and costs	(1,503)	(1,516)
	2,446,652	2,356,387
Less: Allowance for credit losses	(24,634)	(20,313)
Loans - Net	$2,422,018	$2,336,074

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2023 and December 31, 2022:

	(In Thousands)
	March 31, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$350,541	$152,433	$354,420	$140,003
Agricultural Real Estate	144,890	83,007	144,702	76,117
Agricultural	52,394	79,073	52,867	75,866
Commercial Real Estate	970,161	255,154	941,927	210,676
Commercial and Industrial	136,702	104,896	130,513	111,847
Consumer	89,520	68	88,972	175
Other	19,620	9,696	20,029	9,789

As of March 31, 2023 and December 31, 2022 one to four family residential mortgage loans amounting to $214.2 million and $222.5 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2023 and December 31, 2022, net of deferred loan fees and costs:

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$850	$-	$111	$961	$502,007	$502,968	$-
Agricultural Real Estate	231	283	1,511	2,025	225,574	227,599	-
Agricultural	-	-	-	-	131,677	131,677	-
Commercial Real Estate	8,383	-	267	8,650	1,214,513	1,223,163	-
Commercial and Industrial	-	346	854	1,200	269,657	270,857	-
Consumer	73	25	19	117	90,271	90,388	-
Total	$9,537	$654	$2,762	$12,953	$2,433,699	$2,446,652	$-

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,536	$635	$90	$2,261	$492,162	$494,423	$-
Agricultural Real Estate	118	2	1,550	1,670	218,844	220,514	-
Agricultural	433	-	152	585	128,341	128,926	-
Commercial Real Estate	74	-	180	254	1,150,257	1,150,511	-
Commercial and Industrial	953	-	182	1,135	270,984	272,119	-
Consumer	83	37	-	120	89,774	89,894	-
Total	$3,197	$674	$2,154	$6,025	$2,350,362	$2,356,387	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by class of loans as of March 31, 2023 and the recorded investment of nonaccrual loans by class of loans as of December 31, 2022:

	(In Thousands)
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$912	$912	$-
Agricultural Real Estate	5,503	5,503	-
Agricultural	61	61	-
Commercial Real Estate	268	268	-
Commercial & Industrial	111	948	-
Consumer	21	21	-
Total	$6,876	$7,713	$-

(In Thousands)
December 31, 2022

Consumer Real Estate	$612
Agricultural Real Estate	1,921
Agricultural	152
Commercial Real Estate	903
Commercial & Industrial	1,096
Consumer	5
Total	$4,689

The Company recognized $61 thousand of interest income on nonaccrual loans for the quarter ending March 31, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of December 31, 2022:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2022
1-2	$9,912	$5,857	$8,718	$780	$-
3	47,405	33,671	370,035	67,506	10,921
4	146,143	88,992	737,745	167,291	18,897
5	10,389	228	9,751	3,592	-
6	6,665	178	24,262	3,132	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$220,514	$128,926	$1,150,511	$242,301	$29,818

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2022.

(In Thousands)
Consumer
Real Estate
December 31, 2022
Grade
Pass (1-4)	$492,575
Special Mention (5)	676
Substandard (6)	1,172
Doubtful (7)	-
Total	$494,423

(In Thousands)
Consumer
December 31, 2022
Performing	$89,853
Nonperforming	41
Total	$89,894

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table reflects loan balances as of March 31, 2023 based on year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
March 31, 2023
Consumer Real Estate
Risk Rating
Pass (1-4)	$23,642	$103,775	$98,956	$88,874	$140,856	$456,103	$45,103	$501,206
Special Mention (5)	-	-	-	-	559	559	-	559
Substandard (6)	-	-	407	-	778	1,185	18	1,203
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$23,642	$103,775	$99,363	$88,874	$142,193	$457,847	$45,121	$502,968
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$12,810	$40,851	$38,036	$27,066	$91,794	$210,557	$97	$210,654
Special Mention (5)	-	-	686	346	6,947	7,979	-	7,979
Substandard (6)	-	250	1,510	189	7,017	8,966	-	8,966
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$12,810	$41,101	$40,232	$27,601	$105,758	$227,502	$97	$227,599
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$11,106	$28,922	$12,985	$5,433	$7,226	$65,672	$65,920	$131,592
Special Mention (5)	-	-	-	-	-	-	1	1
Substandard (6)	-	-	-	84	-	84	-	84
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural	$11,106	$28,922	$12,985	$5,517	$7,226	$65,756	$65,921	$131,677
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
March 31, 2023
Commercial Real Estate
Risk Rating
Pass (1-4)	$89,943	$440,142	$262,208	$131,449	$265,358	$1,189,100	$-	$1,189,100
Special Mention (5)	-	-	-	10,697	1,292	11,989	-	11,989
Substandard (6)	98	613	-	75	21,288	22,074	-	22,074
Doubtful (7)	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$90,041	$440,755	$262,208	$142,221	$287,938	$1,223,163	$-	$1,223,163
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial & Industrial
Risk Rating
Pass (1-4)	$17,561	$63,073	$33,720	$29,328	$6,634	$150,316	$85,496	$235,812
Special Mention (5)	200	-	221	159	481	1,061	195	1,256
Substandard (6)	-	493	695	944	378	2,510	1,956	4,466
Doubtful (7)	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$17,761	$63,566	$34,636	$30,431	$7,493	$153,887	$87,647	$241,534
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other
Risk Rating
Pass (1-4)	$-	$200	$17,526	$6,341	$5,256	$29,323	$-	$29,323
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer	$-	$200	$17,526	$6,341	$5,256	$29,323	$-	$29,323
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents payment performance as of March 31, 2023 by year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
March 31, 2023
Consumer
Payment Performance
Performing	$8,901	$53,708	$15,151	$7,780	$4,776	$90,316	$51	$90,367
Nonperforming	-	-	19	-	2	21	-	21
Total Consumer	$8,901	$53,708	$15,170	$7,780	$4,778	$90,337	$51	$90,388
Gross charge-offs	$73	$13	$7	$29	$-	$122	$-	$122

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents collateral-dependent loans grouped by collateral as of March 31, 2023:

(In Thousands)
Real
Estate
Consumer Real Estate	$-
Agricultural Real Estate	-
Agricultural	-
Commercial Real Estate	-
Commercial & Industrial	9
Consumer	-
Total	$9

Information about impaired loans as of December 31, 2022 and March 31, 2022 are presented for comparison purposes and are as follows:

	(In Thousands)
	December 31, 2022	March 31, 2022

Impaired loans without a valuation allowance	$4,194	$3,990
Impaired loans with a valuation allowance	4,663	8,634
Total impaired loans	$8,857	$12,624
Valuation allowance related to impaired loans	$1,996	$1,535
Total non-accrual loans	$4,689	$8,581
Total loans past-due ninety days or more and still accruing	$-	$-
Quarter ended average investment in impaired loans	$9,660	$12,764
Year to date average investment in impaired loans	$10,710	$12,764

The Bank had approximately $3.6 million of its impaired loans classified as troubled debt restructured (TDR) as of December 31, 2022 and $7.3 million as of March 31, 2022.

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. During the first quarter of 2023 and 2022, no new loans were considered modifications to borrowers experiencing financial difficulty.

For the three months ended March 31, 2023 and 2022, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For the majority of the Bank’s impaired loans, the Bank applied the fair value of collateral or used a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine fair value of collateral, collateral asset values securing an impaired loan were periodically evaluated. Maximum time of re-evaluation was every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations were obtained. Until such time that updated appraisals were received, the Bank may have discounted the collateral value used.

The Bank used the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge-off in whole or in part was realized when unsecured consumer loans, credit card credits and overdraft lines of credit reached 90 days delinquency. At 90 days delinquent, secured consumer loans were charged down to the value of the collateral, if repossession of the collateral was assured and/or in the process of repossession. Consumer mortgage loan deficiencies were charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker’s price opinion or appraisal was completed on all home loans in litigation and any deficiency was charged off before reaching 150 days delinquent. Commercial and agricultural credits were charged down/allocated at 120 days delinquency, unless an established and approved work-out plan was in place or litigation of the credit was likely to result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt was charged off. Additional charge-off was realized as further unsecured positions were recognized.

The following tables present loans individually evaluated for impairment by class of loans for the three months ended March 31, 2022 and for the year ended December 31, 2022.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$692	$692	$-	$372	$1	$2
Agricultural Real Estate	2,172	2,276	-	1,145	7	2
Agricultural	20	20	-	20	-	-
Commercial Real Estate	749	749	-	660	4	5
Commercial and Industrial	334	334	-	254	2	-
Consumer	23	23	-	16	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	4,498	4,498	273	5,550	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	3,348	3,348	632	3,745	37	-
Commercial and Industrial	788	788	630	994	14	-
Consumer	-	-	-	8	-	-
Totals:
Consumer Real Estate	$692	$692	$-	$372	$1	$2
Agricultural Real Estate	$6,670	$6,774	$273	$6,695	$7	$2
Agricultural	$20	$20	$-	$20	$-	$-
Commercial Real Estate	$4,097	$4,097	$632	$4,405	$41	$5
Commercial and Industrial	$1,122	$1,122	$630	$1,248	$16	$-
Consumer	$23	$23	$-	$24	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						Interest
Year Ended December 31, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$509	$509	$-	$355	$5	$12
Agricultural Real Estate	2,280	2,385	-	2,048	25	6
Agricultural	152	152	-	588	-	2
Commercial Real Estate	1,234	1,272	-	1,252	29	43
Commercial and Industrial	17	417	-	135	2	10
Consumer	2	2	-	15	1	-
With a specific allowance recorded:
Consumer Real Estate	60	60	6	15	-	1
Agricultural Real Estate	-	-	-	1,388	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,874	2,874	438	3,176	150	-
Commercial and Industrial	1,564	1,564	1,551	1,736	149	23
Consumer	165	165	1	2	-	-
Totals:
Consumer Real Estate	$569	$569	$6	$370	$5	$13
Agricultural Real Estate	$2,280	$2,385	$-	$3,436	$25	$6
Agricultural	$152	$152	$-	$588	$-	$2
Commercial Real Estate	$4,108	$4,146	$438	$4,428	$179	$43
Commercial and Industrial	$1,581	$1,981	$1,551	$1,871	$151	$33
Consumer	$167	$167	$1	$17	$1	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

As of March 31, 2023, the Company had no foreclosed residential real estate property obtained by physical possession and $59 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $170 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2022. As of March 31, 2022, the Company had no foreclosed residential real estate property obtained by physical possession and $291 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2016-13 - "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and implemented the current expected credit losses accounting standard. As a result, the Company recorded a one-time adjustment from equity into the allowance for credit losses for loan losses and unfunded commitment liability in the amount of $4.5 million, or $3.4 million, net of tax.

Allowance for Credit Losses (ACL) has a direct impact on the provision expense. An increase in the ACL is funded through recoveries and provision expense.

The Company segregates its allowance into two reserves: The Allowance for Credit Losses (ACL) and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Current Expected Credit Losses (CECL).

The allowance does not include an accretable yield of $5.8 and $6.3 million as of March 31, 2023 and December 31, 2022, respectively, nor a nonaccretable yield of $138 thousand as of December 31, 2022, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the Company’s Condensed Consolidated Balance Sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table breaks down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs as of March 31, 2023:

	(In Thousands)
	Consumer Real Estate		Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended March 31, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998		$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	-	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses - loans	(256)		26	(35)	661	191	230	817
Charge-offs	-		-	-	-	-	(122)	(122)
Recoveries	7		-	-	2	6	47	62
Ending Balance	$3,623		$209	$66	$16,088	$3,414	$1,234	$24,634

The following table breaks down the activity in the AULC as of March 31, 2023:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for credit losses - off balance sheet credit exposures	62
Charge-offs	-
Recoveries	-
Ending Balance	$2,228

Additional analysis, presented in thousands, related to the ALLL for the three months ended March 31, 2022 in addition to the ending balances as of December 31, 2022 is as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge Offs	-	-	-	-	(6)	(88)	-	-	(94)
Recoveries	5	-	-	2	9	27	-	-	43
Provision (Credit)	30	(434)	135	441	216	59	-	133	580
Other Non-interest expense related to unfunded	-	-	-	-	-	-	35	-	35
Ending Balance	$892	$606	$844	$9,573	$4,066	$623	$1,076	$167	$17,847
Ending balance: individually evaluated for impairment	$-	$273	$-	$632	$630	$-	$-	$-	$1,535
Ending balance: collectively evaluated for impairment	$892	$333	$844	$8,941	$3,436	$623	$1,076	$167	$16,312
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$410,064	$195,901	$140,847	$909,408	$248,362	$57,638	$-	$-	$1,962,220
Ending balance: individually evaluated for impairment	$692	$6,670	$20	$4,097	$1,122	$23	$-	$-	$12,624
Ending balance: collectively evaluated for impairment	$408,694	$189,033	$140,827	$905,076	$246,904	$57,615	$-	$-	$1,948,149
Ending balance: loans acquired with deteriorated credit quality	$678	$198	$-	$235	$336	$-	$-	$-	$1,447

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

December 31, 2022	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge Offs	-	-	-	-	(418)	(409)	-	-	(827)
Recoveries	20	-	7	9	93	169	-	-	298
Provision (Credit)	121	(691)	35	2,785	1,860	506	-	(16)	4,600
Other Non-interest expense related to unfunded	-	-	-	-	-	-	221	-	221
Ending Balance	$998	$349	$751	$11,924	$5,382	$891	$1,262	$18	$21,575
Ending balance: individually evaluated for impairment	$6	$-	$-	$438	$1,551	$1	$-	$-	$1,996
Ending balance: collectively evaluated for impairment	$992	$349	$751	$11,486	$3,831	$890	$1,262	$18	$19,579
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$494,423	$220,514	$128,926	$1,150,511	$272,119	$89,894	$-	$-	$2,356,387
Ending balance: individually evaluated for impairment	$569	$2,280	$152	$4,108	$1,581	$167	$-	$-	$8,857
Ending balance: collectively evaluated for impairment	$493,449	$218,039	$128,774	$1,146,389	$270,493	$89,727	$-	$-	$2,346,871
Ending balance: loans acquired with deteriorated credit quality	$405	$195	$-	$14	$45	$-	$-	$-	$659

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

Any stock awards to senior management are made in March with other members of management receiving any awards in August. On March 1, 2023, senior management received stock awards of 21,700 shares worth approximately $562,030.

	(In thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings per share
Net income	$6,466	$8,102
Less: distributed earnings allocated to participating securities	(32)	(21)
Less: undistributed earnings allocated to participating securities	(33)	(48)
Net earnings available to common shareholders	$6,401	$8,033

Weighted average common shares outstanding including participating securities	13,615,655	13,066,272
Less: average unvested restricted shares	(136,185)	(111,165)
Weighted average common shares outstanding	13,479,470	12,955,107
Basic and diluted earnings per share	$0.47	$0.62

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2023 and December 31, 2022 are reflected below.

	(In Thousands)
	March 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$64,325	$64,325	$64,325	$-	$-
Interest-bearing time deposits	4,435	4,417	-	4,417	-
Securities - available-for-sale	372,975	372,975	87,512	282,323	3,140
Other securities	11,543	11,543	-	-	11,543
Loans held for sale	951	937	-	-	937
Loans, net	2,422,018	2,262,480	-	-	2,262,480
Interest receivable	11,472	11,472	-	-	11,472

Financial Liabilities:
Interest bearing deposits	$1,391,084	$1,391,020	$-	$-	$1,391,020
Non-interest bearing deposits	520,145	520,145	520,145	-	-
Time deposits	601,939	590,775	-	-	590,775
Total Deposits	2,513,168	2,501,940	520,145	-	1,981,795

Federal funds purchased and securities sold under agreement to repurchase	30,496	30,496	-	-	30,496
Federal Home Loan Bank advances	164,327	161,723	-	-	161,723
Subordinated notes, net of unamortized issuance costs	34,615	30,494	-	30,494	-
Interest payable	2,587	2,587	-	-	2,587

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,409	$84,409	$84,409	$-	$-
Interest-bearing time deposits	4,442	4,440	-	4,440	-
Securities - available-for-sale	390,789	390,789	94,678	292,766	3,345
Other securities	9,799	9,799	-	-	9,799
Loans held for sale	827	815	-	-	815
Loans, net	2,336,074	2,171,152	-	-	2,171,152
Interest receivable	10,440	10,440	-	-	10,440

Financial Liabilities:
Interest bearing deposits	$1,378,090	$1,377,944	$-	$-	$1,377,944
Non-interest bearing deposits	532,794	532,794	532,794	-	-
Time deposits	557,980	543,737	-	-	543,737
Total Deposits	2,468,864	2,454,475	532,794	-	1,921,681

Federal funds purchased and securities sold under agreement to repurchase	54,206	54,206	-	-	54,206
Federal Home Loan Bank advances	127,485	125,761	-	-	125,761
Other borrowings	10,000	10,000	-	10,000	-
Subordinated notes, net of unamortized issuance costs	34,586	30,993	-	30,993	-
Interest payable	1,739	1,739	-	-	1,739

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$87,512	$-	$-
U.S. Government agencies	-	130,108	-
Mortgage-backed securities	-	86,320	-
State and local governments	-	65,895	3,140
Total Securities Available-for-Sale	$87,512	$282,323	$3,140

	(In Thousands)
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$94,678	$-	$-
U.S. Government agencies	-	139,767	-
Mortgage-backed securities	-	86,927	-
State and local governments	-	66,072	3,345
Total Securities Available-for-Sale	$94,678	$292,766	$3,345

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three period ended March 31, 2023 and March 31, 2022. During the three month period ended March 31, 2022, there was one security transferred from Level 3 to Level 2.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345

Change in Fair Value	9	31	40

Payments & Maturities	(245)	-	(245)

Reclassification & Adjustments	-	-	-

Balance at March 31, 2023	$1,835	$1,305	$3,140

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2022	$2,307	$2,466	$4,773

Change in Fair Value	(39)	(83)	(122)

Payments & Maturities	(160)	-	(160)

Reclassification & Adjustments	-	(989)	(989)

Balance at March 31, 2022	$2,108	$1,394	$3,502

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2023 and December 31, 2022, such assets consist primarily of collateral dependent loans. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2023 and December 31, 2022, fair value of collateral dependent impaired loans categorized as Level 3 was $9 thousand and $2.7 million, respectively.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2023	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,140	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	3.15- 4.53% (4.10%)

Collateral dependent loans	9	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-20.00% (20.00%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2022	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,345	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	2.08-5.01% (4.38%)

Collateral dependent impaired loans	2,667	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-29.01% (24.13%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2023
	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$9	$-	$-	$9

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$2,667	$-	$-	$2,667

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased as of March 31, 2023 and $22.6 million as of December 31, 2022. During the same time periods, the Company had $30.5 million and $31.6 million in securities sold under agreement to repurchase.

	March 31, 2023
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$1,528	$-	$-	$28,968	$30,496
Total	$1,528	$-	$-	$28,968	$30,496

	December 31, 2022
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,573	$-	$-	$-	$22,573
Repurchase agreements
US Treasury & agency securities	$1,115	$-	$-	$30,518	$31,633
Total	$23,688	$-	$-	$30,518	$54,206

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Interest on the Notes accrues at a rate equal to (i) 3.25% per annum from the original issue date to, but excluding, the five-year anniversary, payable semi-annually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the Notes), plus a spread of 263 basis points from and including the five-year anniversary until maturity, payable quarterly in arrears. Beginning on or after the fifth anniversary of the issue date through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest.

	March 31, 2023		December 31, 2022
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(385)	$35,000	$(414)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU required the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations now use forward-looking information to better calculate their credit loss estimates. Many of the loss estimation techniques used prior to adoption of the ASU are still permitted, although the inputs to those techniques were changed to reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU required enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures included qualitative and quantitative requirements that provided additional information about the amounts recorded in the financial statements. In addition, the ASU amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). FASB subsequently approved a delay in adoption for Smaller Reporting Companies. The Company had completed an analysis to determine that it qualifies as a Smaller Reporting Company. As such, adoption was postponed until January 1, 2023.

The Current Expected Credit Losses (“CECL”) methodology applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the ACL: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A 20-year lookback will be utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

The Company began working with its third-party service provider to review parallel reports in June 2019. At the end of first quarter 2022, the Company evaluated and refined its methodology and produced a parallel report for the calculation of the ACL under the ASU guidance. The Company contracted with a third party to perform an independent validation of its processes and methodology. This validation has been completed and will be performed on an annual basis.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for computing the allowance including, but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The Company did not make any material changes to its business practices as a result of implementing the ASU.

The transition adjustment of the CECL adoption included an increase in the loan allowance of $3.6 million, increase in the allowance for unfunded loan commitment and letters of credit of $0.9 million and a $3.4 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our Condensed Consolidated Balance Sheets, with the $1.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Condensed Consolidated Balance Sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table illustrates the impact of adopting the ASU:

	January 1, 2023
	(In Thousands)
	As Reported		Impact of
	Under	Pre-ASU 2016-13	ASU 2016-13
	ASU 2016-13	Adoption	Adoption
Consumer Real Estate	$3,872	$998	$2,874
Agricultural Real Estate	183	349	(166)
Agricultural	101	751	(650)
Commercial Real Estate	15,425	11,924	3,501
Commercial & Industrial	3,217	5,382	(2,165)
Consumer	1,079	909	170
Unfunded Loan Commitment & Letters of Credit	2,166	1,262	904
Current Expected Credit Losses	$26,043	$21,575	$4,468

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company adopted ASU 2022-02 effective January 1, 2023. There was no financial impact as a result of adopting the standard.

In March 2022, the Sixth Circuit issued a ruling in CIC Services LLC v IRS vacating a previously referenced IRS Notice 2016-66. That ruling, as it stood, would remove the requirement of disclosure on Form 8886. However, on April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify Sec. 831(b) captives with less than a 65% claims loss ratio over a 10-year period as a "listed transaction." This provision would apply to only captives that have been in existence for at least 10 years. This is a change from Notice 2016-66 which classified Sec. 831(b) captives with less than a 70% claims loss ratio as a "transaction of interest." As of March 31, 2023, the most current regulations are still proposed, with comment period open through June 12, 2023. Final regulations are expected to be issued in Q4 2023. Management and its advisors are in the process of evaluating the impact of these proposed regulations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues to increase its loan production at a strong pace. Year over year, the growth has been 24.7% (excluding PPP balances) of which organic growth accounted for 19.4% (excluding PPP and acquisitions). In terms of dollars and percentage, the largest increase was in commercial real estate, $72.7 million, or 6.3%, year over year.

F&M Commercial Banking Division entered 2023 with a strong loan pipeline and demand was still active throughout F&M’s footprint. Client results from 2022 and YTD performance were good; however, client concerns remain about availability of workforce, interruptions and delays in the supply chain and energy prices. Rising interest rates have appeared to slow loan demand in some sectors. Credit quality of the portfolio remains good.

F&M Agricultural Banking Division also experienced double digit growth as comparing March 31, 2023 to March 31, 2022. Commodity prices have remained high and at profitable levels. The overall outlook for grain, livestock and Agri-businesses is optimistic for 2023 as our Ag base appears positioned to make positive financial strides. Land values have continued to remain strong. The agriculture portfolio remains healthy and concerns are manageable.

Where F&M has seen a slow-down in production is in the 1-4 Family Consumer Real Estate Division. Refinances have slowed significantly with the increase in rates. Growth remains in new purchase and in home equity origination. This impact correlates to the lower gain on sale of assets, nearly $630 thousand lower than last year as of the same time period year-to-date March 31st.

The increased loan growth has positively impacted the net interest earnings. Net interest income was $1.9 million higher year over year. Funding of the loan growth has also resulted in increased borrowings. Increased rates have driven both deposit rates and borrowing rates significantly higher. Net Interest Margin decreased 13 basis points in comparing the quarters ended March 31, 2023, to March 31, 2022. The largest areas impacted by the increased rates is in the public fund offerings, higher net worth individuals and borrowing opportunities. The increases are beginning to show in the consumer deposits as the Bank offers special promotions to raise additional deposits to fund loan growth. The Company remains comfortable with its ability to raise funds as the Bank’s loan to deposit ratio remains within target at approximately 96%. Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Overall, net income decreased 20.2% for the first quarter of 2023 as compared to the same time period 2022. Return on Assets decreased to 0.91% as compared to 1.30% and Return on Equity decreased to 8.53% compared to 10.12% for the same time period. Year to date earnings per share are $0.47 compared to $0.62.

As mentioned previously in our comments regarding our commercial customers, F&M too is experiencing pressure for staffing – both in the cost of recruiting new talent and in retaining existing. Salary expenses were $558 thousand higher in first quarter 2023 than in fourth quarter 2022 and year over year March 31st were $1.3 million higher for 2023 as compared with 2022. The operating efficiency ratio has seen a slight uptick as part of our investment into our strategic vision.

The Company remains well capitalized as it operates in a volatile rate environment and the size and footprint of its operations continues to grow. We continue to work towards our long-term objectives while we report and recognize many of the one-time costs incurred along the way. Asset quality remains strong. Our historical prudent approach to lending remains the foundation of our operations. We continue to embrace the opportunities presented and remain diligent to accomplishing our mission.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-three full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold. The Bank also operates four Loan Production Offices (LPOs), two in Ohio and one in Indiana and Michigan.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage, consumer and credit card lending activities. The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area of Ohio, Indiana and Michigan. Because the Bank's offices are primarily located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such items as farmland, farm equipment and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year and a seven year fixed rate mortgage after which the interest rate will adjust annually. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. With the acquisition of Perpetual Federal Savings Bank in the 4th quarter of 2021 and the addition of Peoples Federal Savings in the 4th quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area.

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

At March 31, 2023, we had 417 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

On March 30, 2023, the CFPB issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses are defined as those businesses (including ag businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data is reported to the CFPB which will then make aggregated information publicly available. These new final rules have a phased implementation period with the largest lenders being required to collect and report data first.

Lenders that originated at least 2,500 small business loans annually must begin data collection on October 1, 2024. Lenders that originated at least 500 small business loans annually will be required to begin data collection as of April 1, 2025. For those Lenders that originated at least 100 small business loans annually, data collection will be required to begin as of January 1, 2026. The Bank is currently assessing the number of covered small business loans originated to clearly establish the date its data collection requirements must commence. Data collection and reporting of small business loans does not include nonprofit or government entities or businesses with gross annual revenues that exceed $5 million. Additionally, data collection involves demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race and sex. Applicants can refuse to provide demographic information. Implementation of these final rules will involve significant changes to processes and procedures in conjunction with new software configurations to accommodate and capture required data points regarding applications and final action taken.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management's discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ACL, the valuation of its Loan Servicing Rights and the valuation of real estate acquired through or in lieu of loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

Agricultural Loan Servicing Rights are included in Loan Servicing Rights. The Company has contracted with a third party to assist in the calculation of the valuation of the Agricultural Loan Servicing Rights. This valuation could also be subject to revision as we develop this process.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2023, December 31, 2022, and March 31, 2022 there were no OREO property holdings.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $9.7 million at March 31, 2023 and was reported in Other Assets on the Condensed Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The ACL represents management’s estimate of probable credit losses inherent in the Bank’s loan portfolio, unfunded loan commitments, and letters of credit at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The loan portfolio was grouped based on loans with similar risk characteristics. The following groupings will be utilized in the CECL calculation:

Multifamily	Farmland
Single Family HELOC	Acquired: Commercial & Industrial
Construction & Land	Impaired: Construction & Land
Commercial Real Estate	Impaired: Consumer
Consumer	Impaired: Commercial Real Estate
Single Family Sr Lien	Impaired: Single Family Sr Lien
Single Family Jr Lien	Impaired: Single Family Jr Lien
Commercial & Industrial	Impaired: Commercial & Industrial
Agriculture	Acquired: Agriculture
Commercial Real Estate: Construction & Land	Acquired: Single Family HELOC
Paycheck Protection Program - 100%: C&I	Acquired: Construction & Land
Acquired: Commercial Real Estate	Impaired: Farmland
Acquired: Single Family Sr Lien	Impaired: Single Family HELOC
Acquired: Single Family Jr Lien	Impaired: Agriculture
Acquired: Farmland
Acquired: Consumer
Acquired: Multifamily

All groups use the average charge-off method for calculating the ACL.

Groups using the average charge-off method utilize a 20-year lookback historical loss period. This includes several economic cycles and is more appropriate for real estate secured assets. Due to the Company's loss history not being sufficient and relevant enough to predict future losses, the Company is utilizing peer data from a peer group of 327 banks in our area with asset sizes less than $5 billion. The Company will compare our loan loss reserves against peer to determine if we are in line with the group. The Company's loan portfolio has changed a lot as loan growth has occurred. Thus, we don't deem the Company's historical portfolio to be quite as indicative of the future portfolio and, subsequently, loss exposure.

The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loo rate + Q-factors + forward look, with the forward looking forecast eliminated after 12 months. As a percentage, the reserves are the highest against construction and land loans due to the life of loan being down and several larger loans being converted to permanent financing and therefore coming out of the construction bucket during the quarter. The second largest reserve pool is the CRE construction and land loan, which makes sense that it's less than construction and land as these are loans that will convert to normal CRE loans after construction with permanent financing already in place, typically based on some leases signed before construction starts to reduce the risk profile of the loan. CRE loans are naturally reserved higher than multifamily loans given the stability in the multifamily sector. Ag loans have a low overall reserve, but they also have the lowest loss rates. Commercial and industrial loans have a lower reserve than CRE considering the average life of loan is much less (i.e., shorter amortization and lines of credit). The other loan groups did not have material changes during the quarter. We expect the Construction groups to have the most variability in the reserve, though having those higher reserves is important during this environment of construction delays and overruns.

In order to provide a consistent and supportable forward looking forecast from period-to-period, management is performing a regression analysis of the historical loss rates against the following Federal Open Market Committee (FOMC) quarterly economic projections for Change in real GDP and National Unemployment. Annual projections are broken down using a straight-line approach for quarterly changes. Accounting guidance indicates the forecast period should be reasonable and supportable. Management believes that a forecast period of 12 months is reasonable as one year corresponds to the expected change in Fed policy given the current spreads between 1- and 10-year T-bills, the Company has annual line of credit maturities on many credits which gives the Company the ability to reassess risk, and the economic forecast in general is usually only feasible out to one year.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Inherent in most estimates is imprecision. The Bank’s ACL may include a margin for imprecision with an unallocated portion. Bank regulatory agencies and external auditors periodically review the Bank’s methodology and adequacy of the ACL. Any required changes in the ACL or loan charge-offs by these agencies or auditors may have a material effect on the ACL. For more information regarding the estimates and calculations used to establish the ACL please see Note 4 to the consolidated financial statements provided herewith.

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

The categories of off-balance sheet exposures are the same as the categories for the ACL presented prior. The construction funding assumptions for the first six months were based on a sample of loans in the portfolio and their weighted average draw percentages. The remaining amounts are assumed to be drawn during the second six months. For all term loan groupings that are solely term loans, (e.g., CRE, Single Family, Farmland and Consumer), we have assumed 100% utilization after one year. For HELOC, we forecast utilization will return to 2019's level of 46% (pre-pandemic), which would result in a 9% increase - we have straight-lined that over the next year. For Agriculture loans, we assume year end 2022's line of credit usage will increase to 2019's level as well given the runoff of PPP, impact of inflation on input costs, which means Ag line utilization will increase. For C&I loans, we assume year end 2022's line of credit usage will increase to 2018's level given the runoff of PPP, impact of inflation on input costs, and slower inventory turns, which mean C&I loans (including term debt) will increase. As the Company adjusted funding assumptions, it did not have material effects on the calculation. We have utilized internal data to make these assumptions, which we believe is representative of our portfolio.

The Bank is also required to estimate the value of its mortgage servicing rights. The Bank’s mortgage servicing rights relating to fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee represent an asset on the Bank’s balance sheet. The valuation is completed by an independent third party.

The Bank has also recorded an asset related to agricultural servicing rights. We are still evaluating the process of recording these rights. As such, future adjustments to the value of these rights may occur as we refine this process.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included on the Company's Condensed Consolidated Balance Sheets. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2023 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. While securities are generally considered as a source of cash, in the current environment, it is unlikely that they would be sold for such funding needs. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities. This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth.

As the competition for deposits has increased, the Company has increased emphasis on its liquidity position. The frequency of management meetings to evaluate liquidity has increased in order to be more responsive to opportunities and threats as they arise.

Liquidity in terms of cash and cash equivalents ended $20.1 million lower as of March 31, 2023 than it was at year end December 31, 2022. Prior year’s excess liquidity along with an increase in deposits of $44.3 million and an increase of Federal Home Loan Bank advances of $36.8 million helped to fund the $85.9 million increase in net loans since year end 2022. All loan portfolios with the exception of the Commercial and Industrial portfolio and Other portfolio increased compared to December 31, 2022 with the largest increase in the commercial real estate portfolio.

In comparing to the same prior year period, the March 31, 2023 (net of deferred fees and cost) loan balances of $2.4 billion accounted for $484.4 million or 24.7% increase when compared to 2022’s $2.0 billion. The year over year improvement was made up of a combined increase in commercial and industrial related loans of 30.1%. Individual growth was comprised of 34.5% in commercial real estate loans and 11.4% in non-real estate commercial loans. Consumer real estate loans increased by 22.7% and consumer loans by 56.8%. Agricultural related loans increased 6.7% year over year. Individual growth was comprised of 16.2% in agricultural real estate and a decrease of 6.5% in non-real estate agricultural loans. Other loans decreased by 7.2%. The Company credits the growth not only to the Peoples acquisition but also to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of March 31, for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 31, 2023	March 31, 2022	March 31, 2021
	Amount	Amount	Amount
Consumer Real Estate	$502,968	$410,064	$175,481
Agricultural Real Estate	227,599	195,901	179,639
Agricultural	131,677	140,847	100,147
Commercial Real Estate	1,223,163	909,408	617,512
Commercial and Industrial	241,541	216,789	200,253
Consumer	90,388	57,638	54,559
Other	29,316	31,573	14,088

Total Loans, net of deferred fees and costs	$2,446,652	$1,962,220	$1,341,679

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of March 31, 2023.

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$8,677	$34,764	$150,194	$314,762
Agricultural Real Estate	285	7,039	62,204	159,334
Agricultural	64,027	45,532	18,457	3,491
Commercial Real Estate	34,375	364,855	597,625	228,690
Commercial and Industrial	75,388	114,225	51,465	1,123
Consumer	2,221	48,384	39,194	139
Other	235	1,113	18,279	9,696

Management feels confident that liquidity needs for future growth can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $88 million and $73 million of unsecured borrowing capacity through its correspondent banks as of March 31, 2023 and December 31, 2022 respectively. The Bank also had access to $130.4 million through a Cash Management Advance with the Federal Home Loan Bank as of March 31, 2023 and December 31, 2022.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2021, 2022, and 2023. The security portfolio decreased $17.8 million in the first three months of 2023 from year end 2022 due to the sale of $21.6 million of securities which was partially offset by an $8.9 million decrease in unrealized losses. The security portfolio decreased $41.0 million from March 2022 due to an increase of gross unrealized losses of $44.4 million. The amount of pledged investment securities increased by $29.2 million as compared to year end and $41.3 million as compared to March 31, 2022. As of March 31, 2023, pledged investment securities totaled $164.0 million.

For the Bank, an additional $113 thousand is also available from the Federal Home Loan Bank based on current amounts of pledged collateral. At the present time, only 1-4 family and home equity portfolios are pledged. Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

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

Overall total assets increased 1.8% since year end 2022 and grew 14.3% since March 31, 2022. The largest growth in both periods was in the loan portfolios. Goodwill also increased significantly compared to March 31, 2022. Refer to Note 2 for information on assets acquired from OFSI, PFSB and PPSF.

Federal Home Loan Bank advances accounted for the largest growth within liabilities, up 28.9% or $36.8 million since year end and 625.3% or $141.7 million over March 31, 2022 balances. Deposits also experienced growth, up 1.8% or $44.3 million since year end 2022 and 11.5% or $259.6 million over March 31, 2022. Refer to Note 2 for information on liabilities acquired from OFSI, PFSB and PPSF. The growth of deposits correlated to a "flight to safety" scenario as the stock market continues to experience some volatility. This growth aided the Company’s liquidity position and helped to fund the loan growth for the periods along with usage of Federal Home Loan Bank advances and federal funds purchased.

Shareholders’ equity increased by $7.6 million as of the first quarter of 2023 compared to year end 2022. Earnings exceeded dividend declarations during the three months ended March 31, 2023. Accumulated other comprehensive loss decreased in unrealized loss position by $7.0 million from December 2022 to an unrealized loss of $31.2 million on March 31, 2023. The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million dollars on January

1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital. Dividends declared remained unchanged from the previous quarter at $0.21 per share. Compared to March 31, 2022, shareholders’ equity increased 6.7% or $19.3 million. Profits were lower year to date March 2023 than year to date March 2022 by $1.6 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of March 31, 2023, the Company and the Bank are both positioned well above the current requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized at March 31, 2023 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.01%
Risk Based Capital Tier I	11.05%
Total Risk Based Capital	12.06%
Stockholders' Equity/Total Assets	10.70%
Capital Conservation Buffer	4.06%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2023 and 2022

Interest Income

When comparing first quarter 2023 to first quarter 2022, average loan balances with the acquisitions of PPSF grew $489.6 million with average quarterly PPP loans decreasing $854 thousand. This represented a 25.7% increase in a one-year time period. Interest income on loan balances experienced an increase of $9.2 million as compared to the quarter ended March 31, 2022. This increase was partly the result of the growth in the average quarterly loan balances, 5.3% of which was directly attributable to the Company’s recent acquisition and 19.4% of which was due to organic loan growth within the Bank’s broader markets. PPP loan balances at the end of March 2023 were $6 thousand compared to $463 thousand at the end of March 2022. PPP loan income for the quarter included no interest income nor net fee income compared to $2 thousand of loan interest income and $67 thousand of net fee income for 2022.

The available-for-sale securities portfolio decreased in average balances by $24.7 million when comparing to the same quarter in 2022 while the income increased $234 thousand over first quarter 2022. Federal funds sold and interest-bearing deposits decreased in average balances by $98.8 million as compared to the same quarter in 2022 with increased income of $421 thousand for the current quarter. The decreased balances have been used to fund loan growth. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from PPSF.

The overall total average balance of the Bank’s earning assets increased by $366.2 million and interest income for the quarter comparisons was higher for first quarter 2023 by 45.2% or $9.9 million as compared to first quarter 2022. Increases in the prime lending rate between periods has contributed to approximately 48% of the growth.

Annualized yield, for the quarter ended March 31, 2023, was 4.41% as compared to 3.47% for the quarter ended March 31, 2022. The following charts demonstrate the value of increased loan balances accounted for 56.8% of the increased interest income while rate increases accounted for the remaining 43.2%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended March 31, 2023		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2023	March 31, 2022
Loans	$2,397,061	$29,703	4.96%	4.29%
Taxable investment securities	397,480	1,499	1.51%	1.20%
Tax-exempt investment securities	26,352	100	1.92%	1.91%
Fed funds sold & other	68,557	500	2.92%	0.19%
Total Interest Earning Assets	$2,889,450	$31,802	4.41%	3.47%

Change in Interest Income Quarter to Date March 31, 2023 Compared to March 31, 2022

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$9,248	$5,250	$3,998
Taxable investment securities	204	(98)	302
Tax-exempt investment securities	30	37	(7)
Fed funds sold & other	421	(47)	468
Total Interest Earning Assets	$9,903	$5,142	$4,761

Interest Expense

Offsetting the higher interest income for the quarter was an increase in interest expense in 2023 of $8.0 million or 378.3% compared to first quarter 2022. Since 2022, average interest-bearing deposit balances have increased $227.2 million or 13.0% and the Company recognized $6.8 million more in interest expense for the most recent quarter. March 2022 saw the first rate change since March of 2020 with an increase of 25 basis points which was followed by an increase of 50 basis points in May and four increases of 75 basis points in June, July, September and November with a final 50 basis point increase in December. To date in 2023, there have been two increases of 25 basis points in February and March. Deposit rates have been adjusted numerous times with all of the rate increases. Interest expense on FHLB borrowings and other borrowings increased $945 thousand in the first quarter 2023 over the same time frame in 2022 due to borrowings taken on from the Peoples acquisition and new FHLB borrowings in 2022 and 2023 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase increased $253 thousand compared to first quarter 2022. Interest expense on subordinated notes was $15 thousand higher for the most recent quarter. Refer to Note 8 for additional information on subordinated notes. Liabilities assumed from OFSI, PFSB and PPSF can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended March 31, 2023		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2023	March 31, 2022
Savings deposits	$1,400,769	$4,943	1.41%	0.18%
Other time deposits	579,409	3,208	2.21%	0.67%
Other borrowed money	132,494	1,280	3.86%	2.11%
Fed funds purchased & securities
sold under agreement to repurchase	38,853	405	4.17%	2.09%
Subordinated notes	34,596	284	3.28%	3.12%
Total Interest Bearing Liabilities	$2,186,121	$10,120	1.85%	0.45%

Change in Interest Expense Quarter to Date March 31, 2023 Compared to March 31, 2022

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$4,355	$49	$4,306
Other time deposits	2,436	201	2,235
Other borrowed money	945	365	580
Fed funds purchased & securities
sold under agreement to repurchase	253	51	202
Subordinated notes	15	1	14
Total Interest Bearing Liabilities	$8,004	$667	$7,337

Overall, net interest spread for the first quarter 2023 was 46 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets did not offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	March 31, 2023	March 31, 2022	March 31, 2021
Interest/Dividend income/yield	4.41%	3.47%	3.71%
Interest Expense/cost	1.85%	0.45%	0.53%
Net Interest Spread	2.56%	3.02%	3.18%
Net Interest Margin	3.01%	3.14%	3.33%

Net Interest Income

Net interest income increased $1.9 million for the first quarter 2023 over the same time frame in 2022 with the increase in interest income of $9.9 million offset by the higher interest expense of $8.0 million as previously mentioned. As the new loans added in 2023 and 2024 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase net interest income. In terms of net interest margin, the Bank recognizes competition for deposits is increasing and higher interest rates are putting pressure on the margin which may lead to a further tightening.

Comparison of Noninterest Results of Operations for three month periods ended March 31, 2023 and 2022

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for first quarter of 2023 and 2022. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $237 thousand higher for the first quarter 2023 as compared to the same quarter 2022. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $28 thousand higher in first quarter 2023 than the same quarter 2022. Recoveries were $19 thousand higher in first quarter 2023 as compared to first quarter 2022. Combined net charge-offs were $9 thousand higher in first quarter 2023 than the same time period 2022.

Past due loans, which include no deferrals related to COVID-19, increased $11.1 million at March 31, 2023 as compared to March 31, 2022. The largest changes were attributed to the increase of past due balances in the agricultural portfolio, agricultural real estate portfolio, commercial real estate portfolio and consumer real estate portfolio.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2023, 2022, and 2021.

	(In Thousands)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Loans, net of deferred fees and costs	$2,446,652	$1,962,220	$1,341,679
Daily average of outstanding loans	$2,397,061	$1,907,478	$1,328,571
Nonaccrual loans	$7,713	$8,581	$8,139
Nonperforming loans*	$7,713	$8,581	$8,139

Allowance for Credit Losses - January 1,	$20,313	$16,242	$13,672
Adjustment for accounting change	3,564	-	-
Loans Charged off:
Consumer Real Estate	-	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	142
Commercial Real Estate	-	-	-
Commercial and Industrial	-	6	809
Consumer	122	88	62
	122	94	1,013
Loan Recoveries:
Consumer Real Estate	7	5	3
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	2	2	2
Commercial and Industrial	6	9	5
Consumer	47	27	56
	62	43	66
Net Charge Offs (Recoveries):
Consumer Real Estate	(7)	(5)	(3)
Agriculture Real Estate	-	-	-
Agricultural	-	-	142
Commercial Real Estate	(2)	(2)	(2)
Commercial and Industrial	(6)	(3)	804
Consumer	75	61	6
	60	51	947
Provision for Credit Losses	817	580	1,700
Allowance for Loan Losses - March 31,	24,634	16,771	14,425
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	2,228	1,076	1,052
Total Allowance for Credit Losses - March 31,	$26,862	$17,847	$15,477
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.07%
Ratio of Nonaccrual Loans to Loans	0.32%	0.44%	0.61%
Ratio of the Allowance for Loan Losses to Loans	1.01%	0.85%	1.08%
Ratio of the Allowance for Loan Losses to Nonaccrual Loans	319.38%	198.29%	177.24%
Ratio of the Allowance for Loan Losses to Nonperforming Loans*	319.38%	198.29%	177.24%

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

Loans classified as nonaccrual were lower as of March 31, 2023 at $7.7 million as compared to $8.6 million as of March 31, 2022. The agricultural real estate portfolio decreased $759 thousand and the commercial real estate portfolio decreased $885 thousand as compared to March 31, 2022. These decreases offset the increases in the other portfolios.

The following table presents the balances for allowance for credit losses by loan type at March 31, 2023 and March 31, 2022.

	(In Thousands)		(In Thousands)
	March 31, 2023		March 31, 2022
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$3,623	14.70%	$892	20.90%
Agricultural Real Estate	209	0.84%	606	9.98%
Agricultural	66	0.27%	844	7.18%
Commercial Real Estate	16,088	65.31%	9,573	46.34%
Commercial and Industrial	3,414	13.86%	4,066	12.66%
Consumer	1,234	5.02%	623	2.94%
Unallocated	-	0.00%	167	0.00%
Allowance for Loan Losses	24,634		16,771
Off Balance Sheet Commitments	2,228		1,076
Total Allowance for Credit Losses	$26,862		$17,847

Noninterest Income

Noninterest income was down $166 thousand for the first quarter 2023 over the same time frame in 2022. The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $630 thousand lower for the first quarter 2023 over the same period in 2022. Loan originations on loans held for sale for the first quarter 2023 were $6.5 million with proceeds from sale at $6.5 million for 2023 compared to 2022’s first quarter activity of $26.2 million in originations and $28.5 million in sales. Loan originations driven by the refinance activity associated with the reduction in interest rates has slowed. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $1.4 million as compared to first quarter 2022. Debit card income increased by $75 thousand and bank owned life insurance cash surrender value increased $39 thousand. Also contributing to the increase was overdraft and returned check charges which increased $39 thousand compared to first quarter 2022. Servicing rights income for 1-4 family and agricultural real estate loans increased $1.4 million. Fee income from credit cards decreased by $132 thousand as compared to first quarter 2022.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the first quarter of 2023 and 2022, loan servicing rights caused a net $1.4 million in income and $45 thousand in income, respectively. The higher capitalized additions for 2023 are attributed to $1.5 million of rights related to agricultural loans. Amortization of agricultural rights was $36 thousand for the first quarter of 2023. As the Company continues to develop its process for valuing agricultural servicing rights, it may be necessary to adjust their value in future periods. For loans of 15 years and less, the market value of the mortgage servicing rights was 1.04% in the first quarter 2023 versus 1.09% in first quarter 2022. For loans over 15 years, the value was 1.33% versus 1.336% for the same periods respectively. A valuation allowance of $414 thousand was established during 2021. During the first quarter of 2022, $134 thousand of the valuation allowance was reversed. At March 31, 2023 the carrying value was no longer below the market value and no valuation allowance was required.

	Three Months
	(In Thousands)
	2023	2022
Beginning Balance	$3,549	$3,571
Capitalized Additions	1,595	205
Amortization	(159)	(160)
Ending Balance, March 31,	4,985	3,616
Valuation Allowance	-	134
Loan Servicing Rights net, March 31,	$4,985	$3,750

Noninterest Expense

For the first quarter 2023, noninterest expenses were $3.5 million higher than for the same quarter in 2022. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $1.3 million in total. This was comprised of increased salaries of $1.3 million and increased benefits of $111 thousand. The increase was due to the investment in people for our strategic growth initiative. Advertising and public relations expense increased $216 thousand. Data processing expenses increased $122 thousand. Credit card expense increased $469 thousand related to the conversion of our credit card platform. The conversion expense also included a scorecard conversion expense of $108 thousand that represented awards to customers that the Company paid to honor rather than allowing them to be lost in the conversion. FDIC assessment expense increased $192 thousand.

Income Taxes

Income tax expense was $368 thousand lower for the first quarter 2023 compared to the same quarter in 2022. Effective tax rates were 19.67% and 19.41% for first quarter 2023 and 2022 respectively.

Net Income

Results overall, net income in the first quarter of 2023 was down $1.6 million as compared to the same quarter last year. As mentioned prior, the Company incurred a one-time expense this quarter of $541 thousand related to our credit card platform. A loss of $891 thousand arising from the sale of $21.6 million of investments was also recognized in the first quarter. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.94%	3.64%	Rising	3.00%	108,037	1.95%
3.95%	3.95%	Rising	2.00%	108,652	2.53%
3.93%	3.44%	Rising	1.00%	108,666	2.54%
3.80%	0.00%	Flat	0.00%	105,972	0.00%
3.53%	-6.98%	Falling	-1.00%	99,982	-5.65%
3.31%	-12.89%	Falling	-2.00%	95,103	-10.26%
3.11%	-18.23%	Falling	-3.00%	90,712	-14.40%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment. The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income. In a rising 200 and 300 basis point increase, the model is indicating our deposit costs are rising more than asset yields. Cost of funds are at 1.85% for the year so the shock of 200 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. Once the shocks are falling over 200 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change. All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as indicated below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failures of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company's common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding or the loss of client deposits could increase our cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. Moreover, we may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. In addition, the cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2023 to 1/31/2023	—	—	—	650,000

2/1/2023 to 2/28/2023	—	—	—	650,000

3/1/2023 to 3/31/2023	—	—	—	650,000
Total	—	—	—	650,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 24, 2023. On that date, the Board of Directors authorized the repurchase of 650,000 common shares between January 24, 2023 and December 31, 2023.
(2)
Shares which are returned to account for tax payable on vested stock awards are outside of the Company’s stock repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	May 8, 2023	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	May 8, 2023	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer