Form 10-Q
period 2023-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2023-08-02
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,634,555
Class	Outstanding as of July 31, 2023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - June 30, 2023 and December 31, 2022	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2023 and June 30, 2022	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2023 and June 30, 2022	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2023 and June 30, 2022	6-7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2023 and June 30, 2022	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	53-78

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	79

Item 4.	Controls and Procedures	80

PART II.	OTHER INFORMATION	80

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

Signatures		84

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$69,760	$83,085
Federal funds sold	1,433	1,324
Total cash and cash equivalents	71,193	84,409
Interest-bearing time deposits	3,485	4,442
Securities - available-for-sale	363,225	390,789
Other securities, at cost	17,535	9,799
Loans held for sale	1,459	827
Loans, net	2,490,883	2,336,074
Premises and equipment	30,398	28,381
Construction in progress	2,290	278
Goodwill	86,358	86,358
Loan servicing rights	5,635	3,549
Bank owned life insurance	33,470	33,073
Other assets	41,512	37,372
Total Assets	$3,147,443	$3,015,351

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$488,678	$532,794
Interest-bearing
NOW accounts	770,113	750,887
Savings	581,192	627,203
Time	628,757	557,980
Total deposits	2,468,740	2,468,864
Federal funds purchased and securities sold under agreements to repurchase	51,567	54,206
Federal Home Loan Bank (FHLB) advances	266,818	127,485
Other borrowings	-	10,000
Subordinated notes, net of unamortized issuance costs	34,644	34,586
Dividend payable	2,834	2,832
Accrued expenses and other liabilities	18,177	19,238
Total liabilities	2,842,780	2,717,211

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 6/30/23 and 12/31/22	135,647	135,497
Treasury stock - 929,513 shares 6/30/23, 956,003 shares 12/31/22	(11,298)	(11,573)
Retained earnings	216,236	212,449
Accumulated other comprehensive loss	(35,922)	(38,233)
Total stockholders' equity	304,663	298,140
Total Liabilities and Stockholders' Equity	$3,147,443	$3,015,351

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2022, Condensed Consolidated Balance Sheet has been derived from the audited Condensed Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Income
Loans, including fees	$31,365	$22,388	$61,068	$42,843
Debt securities:
U.S. Treasury and government agencies	1,030	1,035	2,098	2,058
Municipalities	401	322	809	622
Dividends	148	57	271	99
Federal funds sold	9	9	30	19
Other	424	100	903	169
Total interest income	33,377	23,911	65,179	45,810
Interest Expense
Deposits	10,434	1,379	18,585	2,739
Federal funds purchased and securities sold under agreements to repurchase	427	166	832	318
Borrowed funds	2,113	218	3,393	553
Subordinated notes	285	284	569	553
Total interest expense	13,259	2,047	23,379	4,163
Net Interest Income - Before Provision for Credit Losses*	20,118	21,864	41,800	41,647
Provision for Credit Losses - Loans*	143	1,628	960	2,208
Provision for Credit Losses - Off Balance Sheet Credit Exposures*	(129)	-	(67)	-
Net Interest Income After Provision for Credit Losses*	20,104	20,236	40,907	39,439
Noninterest Income
Customer service fees	2,361	2,148	4,808	4,796
Other service charges and fees	1,803	1,008	4,357	2,006
Net gain on sale of loans	108	164	175	861
Net loss on sale of available-for-sale securities	-	-	(891)	-
Total noninterest income	4,272	3,320	8,449	7,663
Noninterest Expense
Salaries and wages	6,500	5,366	13,157	10,868
Employee benefits	2,071	1,546	4,236	3,600
Net occupancy expense	840	522	1,696	1,120
Furniture and equipment	1,211	1,008	2,463	2,064
Data processing	796	654	1,522	1,258
Franchise taxes	379	757	745	1,175
ATM expense	683	544	1,306	1,076
Advertising	830	300	1,344	537
Net gain on sale of other assets owned	-	(266)	-	(271)
FDIC assessment	496	270	802	384
Servicing rights amortization - net	164	59	323	85
Consulting fees	231	233	461	411
Other general and administrative	2,643	2,242	5,720	4,421
Total noninterest expense	16,844	13,235	33,775	26,728
Income Before Income Taxes	7,532	10,321	15,581	20,374
Income Taxes	1,531	2,050	3,114	4,001
Net Income	$6,001	$8,271	$12,467	$16,373
Basic Earnings Per Share	$0.44	$0.63	$0.92	$1.25
Diluted Earnings Per Share	$0.44	$0.63	$0.92	$1.25
Dividends Declared	$0.21	$0.2025	$0.4200	$0.3925

See Notes to Condensed Consolidated Unaudited Financial Statements

*ASU 2016-13 adopted during the first quarter of 2023; therefore, June 30, 2022 provision amount reflects the incurred loss method.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$6,001	$8,271	$12,467	$16,373
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(5,996)	(14,602)	2,034	(35,541)
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	891	-
Net unrealized gain (loss) on available-for-sale securities	(5,996)	(14,602)	2,925	(35,541)
Tax expense (benefit)	(1,260)	(3,067)	614	(7,464)
Other comprehensive income (loss)	(4,736)	(11,535)	2,311	(28,077)
Comprehensive Income (Loss)	$1,265	$(3,264)	$14,778	$(11,704)

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND SIX Months Ended June 30, 2023

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2023	13,608,422	$135,497	$(11,573)	$212,449	$(38,233)	$298,140
Cumulative effect of change in accounting principle (ASU 2016-13)	-	-	-	(3,371)	-	(3,371)
Balance - January 1, 2023 as adjusted for change in accounting principle	13,608,422	135,497	(11,573)	209,078	(38,233)	294,769

Net income	-	-	-	6,466	-	6,466
Other comprehensive income	-	-	-	-	7,047	7,047
Issuance of 21,700 shares of restricted stock	21,700	(562)	263	299	-	-
Stock-based compensation expense	-	306	-	-	-	306
Cash dividends declared - $0.21 per share	-	-	-	(2,831)	-	(2,831)
Balance - March 31, 2023	13,630,122	135,241	(11,310)	213,012	(31,186)	305,757
Net income	-	-	-	6,001	-	6,001
Other comprehensive loss	-	-	-	-	(4,736)	(4,736)
Purchase of treasury stock	(208)	-	(5)	-	-	(5)
Forfeiture of 4,050 shares of restricted stock	(4,050)	106	(93)	(13)	-	-
Stock-based compensation expense	-	300	-	-	-	300
Director stock award	9,048	-	110	70	-	180
Cash dividends declared - $0.21 per share	-	-	-	(2,834)	-	(2,834)
Balance - June 30, 2023	13,634,912	$135,647	$(11,298)	$216,236	$(35,922)	$304,663

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income	$12,467	$16,373
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,667	1,418
Amortization of premiums on available-for-sale securities, net	778	1,108
Capitalized additions to servicing rights	(2,409)	(354)
Servicing rights amortization and impairment	323	85
Amortization of core deposit intangible	828	398
Amortization of customer list intangible	61	61
Net accretion of fair value adjustments	(1,901)	(2,070)
Amortization of subordinated note issuance costs	58	57
Stock-based compensation expense	606	432
Director stock award	180	120
Provision for credit losses - Loans	960	2,208
Provision for credit losses - Off balance sheet credit exposures	(67)	-
Gain on sale of loans held for sale	(175)	(861)
Originations of loans held for sale	(14,980)	(47,063)
Proceeds from sale of loans held for sale	14,523	51,408
Gain on sale of other assets owned	-	(271)
Loss on sales of securities available-for-sale	891	-
Increase in cash surrender value of bank owned life insurance	(397)	(316)
Change in other assets and other liabilities, net	(6,648)	(298)
Net cash provided by operating activities	6,765	22,435
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	6,856	19,479
Sales	21,963	-
Purchases	-	(25,884)
Activity in other securities, at cost:
Sales	399	-
Purchases	(8,135)	(573)
Change in interest-bearing time deposits	957	4,229
Proceeds from sale of other assets owned	-	430
Additions to premises and equipment	(5,719)	(984)
Loan originations and principal collections, net	(157,793)	(176,649)
Net cash used in investing activities	(141,472)	(179,952)
Cash Flows from Financing Activities
Net change in deposits	430	31,823
Net change in federal funds purchased and securities sold under agreements to repurchase	(2,639)	42,676
Proceeds from FHLB advances	345,000	20,000
Repayment of FHLB advances	(205,632)	(1,388)
Repayment of other borrowings	(10,000)	(40,000)
Purchase of treasury stock	(5)	(54)
Cash dividends paid on common stock	(5,663)	(4,924)
Net cash provided by financing activities	121,491	48,133
Net Decrease in Cash and Cash Equivalents	(13,216)	(109,384)
Cash and Cash Equivalents - Beginning of year	84,409	180,823
Cash and Cash Equivalents - End of period	$71,193	$71,439

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental Information
Supplemental cash flow information:
Interest paid	$21,463	$5,647
Income taxes paid	4,000	3,060
Supplemental noncash disclosures:
Cash dividends declared not paid	2,834	2,626

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that are expected for the year ended December 31, 2023. The Condensed Consolidated Balance Sheet of the Company as of December 31, 2022, has been derived from the audited Condensed Consolidated Balance Sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

On October 1, 2022, the Company acquired Peoples-Sidney Financial Corporation (PPSF), the bank holding company for Peoples Federal Savings and Loan Association, a community bank with three full-service offices in Sidney, Anna and Jackson Center, Ohio, in addition to a separate drive-thru location in Sidney, Ohio. PPSF shareholders had the opportunity to elect to receive either 0.6597 shares of FMAO stock or $24.00 per share in cash for each PPSF share owned, subject to a requirement under the Merger Agreement that the minimum number of PPSF shares exchanged for Farmers & Merchants Bancorp, Inc. (FMAO) shares in the merger was no less than 758,566. Fractional shares of FMAO common stock were not issued in respect of fractional interests arising from the merger but were paid in cash pursuant to the merger agreement. PPSF had 1,167,025 shares outstanding on October 1, 2022. The share price of FMAO stock on October 1, 2022 was $26.87. Total consideration for the acquisition was approximately $23.2 million of which $9.8 million was in cash and $13.4 million in stock. As a result of the acquisition, the Company increased its deposit base in Sidney and the greater Shelby County and reduced transaction costs. The Company also expects to continue to reduce costs through economies of scale.

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

The fair value of the assets acquired included loans with a fair value of $101.8 million. The gross principal and contractual interest due under the contracts is $116.1 million of which none is expected to be uncollectible. The loans have a weighted average life of 44.4 months.

The fair value of building and land included in premises and equipment was written up $581 thousand with $597 thousand attributable to the buildings and is being amortized over the remaining life of each building. The combined average remaining life of the building is 12.8 years.

The fair value for certificates of deposit incorporated a valuation amount of $662 thousand which is being amortized over 1.1 years. The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $69 thousand which is being amortized over 5.2 years.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$741	$-	$798	$-
Additions	3	-	4	-
Accretion	(58)	-	(116)	-
Reclassification from nonaccretable difference	-	-	-	-
Disposals	(6)	-	(6)	-
Ending Balance	$680	$-	$680	$-

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

The fair value of the assets acquired included loans with a fair value of $334.7 million. The gross principal and contractual interest due under the contracts is $403.3 million, of which $5.6 million is expected to be uncollectible. The loans have a weighted average life of 52 months.

The fair value of building and land included in premises and equipment was written down by $4 thousand with $297 thousand attributable to the buildings and is being amortized over the useful life of 16.2 years.

The fair value for certificates of deposit incorporated a valuation amount of $3.9 million which was accreted over 1.6 years. The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $218 thousand which is being accreted over 2.6 years.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$3,906	$5,004	$4,236	$5,262
Additions	11	33	25	97
Accretion	(345)	(327)	(689)	(649)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$3,572	$4,710	$3,572	$4,710

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

On April 30, 2021, the Company acquired Ossian Financial Services, Inc., (OFSI), the bank holding company for Ossian State Bank, a community bank based in Ossian, Indiana. Ossian State Bank operated two full-service offices in the northeast Indiana communities of Ossian and Bluffton. Shareholders of OFSI received $67.71 in cash for each share. OFSI had 295,388 shares outstanding on April 30, 2021. Total consideration for the acquisition was approximately $20.0 million in cash. As a result of the acquisition, the Company has increased its deposit base and reduced transaction costs. The Company has reduced costs through economies of scale.

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

The fair value of the assets acquired included loans with a fair value of $52.4 million. The gross principal and contractual interest due under the contracts is $63.7 million, of which $1.1 million is expected to be uncollectible. The loans have a weighted average life of 52 months.

The fair value of building and land included in premises and equipment was written down by $596 thousand with $244 thousand attributable to buildings and will be accreted over the useful life of 39 years,

The fair value for certificates of deposit incorporated a valuation amount of $59 thousand which was accreted over 1.4 years.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$426	$601	$470	$645
Additions	-	-	-	-
Accretion	(44)	(44)	(88)	(88)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$382	$557	$382	$557

The results of operations of Ossian State Bank, Perpetual Federal Savings Bank and Peoples Federal Savings and Loan Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021, October 1, 2021 and October 1, 2022, respectively. The following schedule includes pro-forma results for the three and six months ended June 30, 2023 and 2022 as if the Peoples Federal Savings and Loan Bank acquisition had occurred as of the beginning of the comparable prior reporting period. The acquisitions of Ossian State Bank and Perpetual Federal Savings Bank are already included as they had occurred prior to that period.

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Summary of Operations
Net Interest Income - Before Provision for Credit Losses	$20,118	$23,097	$41,800	$44,063
Provision for Credit Losses	14	1,628	831	2,121
Net Interest Income After Provision for Credit Losses	20,104	21,469	40,969	41,942
Noninterest Income	4,272	3,438	8,449	7,921
Noninterest Expense	16,756	14,344	33,653	28,839
Income Before Income Taxes	7,620	10,563	15,765	21,024
Income Taxes	1,549	2,071	3,151	4,093
Net Income	$6,071	$8,492	$12,614	$16,931
Basic and Diluted Earnings Per Share	$0.45	$0.63	$0.93	$1.25

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transactions, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects. The pro-forma information for the three and six months ended June 30, 2023 includes approximately $342 and $709 thousand, net of tax, respectively, of operating revenue from Peoples Federal Savings and Loan Bank since January 1, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$681	$1,097	$785	$1,198
Additions	2	3	5	8
Accretion	(108)	(106)	(215)	(212)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$575	$994	$575	$994

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980.2 thousand in core deposit intangible assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668.0 thousand in core deposit intangible assets and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposit intangible assets which are all being amortized over its remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the Condensed Consolidated Balance Sheets.

The amortization expense of the core deposit intangible for the six months ended June 30, 2022 was $398 thousand. Of the approximately $1.7 million to be expensed in 2023, $828 thousand has been expensed for the six months ended June 30, 2023. Annual amortization of core deposit intangible assets is as follows:

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

ACFR was founded in 1994 by R. Lee Flueckiger and provided clients and their families with financial confidence through personalized investment planning and services. As of November 30, 2020, ACFR had approximately $83 million of assets under management and over 450 clients.

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

The amortization expense of the customer list intangible for the six months ended June 30, 2022 was $61 thousand. Of the $123 thousand to be expensed in 2023, $61 thousand has been expensed for the six months ended June 30, 2023. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2023	$123
2024	123
2025	123
2026	123
2027	47
Thereafter	-
$539

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2023 and December 31, 2022, are as follows:

	(In Thousands)
	June 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$95,034	$-	$(8,907)	$86,127
U.S. Government agencies	144,048	-	(16,157)	127,891
Mortgage-backed securities	95,366	-	(13,710)	81,656
State and local governments	74,249	69	(6,767)	67,551
Total available-for-sale securities	$408,697	$69	$(45,541)	$363,225

	(In Thousands)
	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$104,507	$-	$(9,829)	$94,678
U.S. Government agencies	156,817	-	(17,050)	139,767
Mortgage-backed securities	101,068	-	(14,141)	86,927
State and local governments	76,794	69	(7,446)	69,417
Total available-for-sale securities	$439,186	$69	$(48,466)	$390,789

Investment securities will at times depreciate to an unrealized loss position. The Company utilizes the following criteria to assess whether the unrealized loss requires an allowance for credit losses on investment securities. No one item by itself will necessarily signal that an allowance for credit losses on investment securities should be established.

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

If the unrealized loss is determined to be the result of a credit loss, the present value of the cash flows expected to be collected is compared to the amortized cost basis. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Adjustments to the allowance are recorded in the consolidated income statement as a component of the provision for credit losses. The table below is presented by category of security and length of time in a continuous loss position. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2023
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(11)	$487	$(8,896)	$85,640	$(8,907)	$86,127
U.S. Government agencies	-	-	(16,157)	127,891	(16,157)	127,891
Mortgage-backed securities	(124)	2,826	(13,586)	78,830	(13,710)	81,656
State and local governments	(364)	10,813	(6,403)	52,499	(6,767)	63,312
Total available-for-sale securities	$(499)	$14,126	$(45,042)	$344,860	$(45,541)	$358,986

	(In Thousands)
	December 31, 2022
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(207)	$9,121	$(9,622)	$85,557	$(9,829)	$94,678
U.S. Government agencies	(1,081)	24,560	(15,969)	114,906	(17,050)	139,466
Mortgage-backed securities	(2,454)	26,905	(11,687)	60,022	(14,141)	86,927
State and local governments	(3,223)	38,771	(4,223)	25,610	(7,446)	64,381
Total available-for-sale securities	$(6,965)	$99,357	$(41,501)	$286,095	$(48,466)	$385,452

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2023	2022	2023	2022
Gross realized gains	$-	$-	$12	$-
Gross realized losses	-	-	(903)	-
Net realized losses	$-	$-	$(891)	$-
Tax benefit related to net realized losses	$-	$-	$(187)	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$20,116	$19,736
After one year through five years	238,773	213,819
After five years through ten years	50,560	44,150
After ten years	3,882	3,864
Total	$313,331	$281,569
Mortgage-backed securities	95,366	81,656
Total	$408,697	$363,225

Investments with a carrying value of $242.5 million and $134.8 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $15.7 million as of June 30, 2023 and $8.1 million as of December 31, 2022. Other securities also includes Ohio Equity Fund for Housing Limited Partnership funding of $1.8 million and $1.7 million out of a total of $4.0 million committed as of June 30, 2023 and December 31, 2022, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of June 30, 2023 and December 31, 2022 are summarized below:

	(In Thousands)
Loans:	June 30, 2023	December 31, 2022
Consumer Real Estate	$506,866	$494,423
Agricultural Real Estate	230,837	220,819
Agricultural	128,344	128,733
Commercial Real Estate	1,280,902	1,152,603
Commercial and Industrial	253,444	242,360
Consumer	88,312	89,147
Other	28,996	29,818
	2,517,701	2,357,903
Less: Net deferred loan fees and costs	(1,908)	(1,516)
	2,515,793	2,356,387
Less: Allowance for credit losses	(24,910)	(20,313)
Loans - Net	$2,490,883	$2,336,074

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2023 and December 31, 2022:

	(In Thousands)
	June 30, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$341,601	$165,265	$354,420	$140,003
Agricultural Real Estate	142,029	88,808	144,702	76,117
Agricultural	58,445	69,899	52,867	75,866
Commercial Real Estate	993,941	286,961	941,927	210,676
Commercial and Industrial	148,425	105,019	130,513	111,847
Consumer	88,247	65	88,972	175
Other	19,300	9,696	20,029	9,789

As of June 30, 2023 and December 31, 2022 one to four family residential mortgage loans amounting to $213.7 million and $222.5 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank. $11.0 million and $10.4 million of HELOCs were pledged as of June 30, 2023 and December 31, 2022 as well. During the second quarter of 2023 the Bank pledged eligible commercial real estate to the FHLB. At June 30, 2023 the amount pledged was $165.2 million.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2023 and December 31, 2022, net of deferred loan fees and costs:

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,287	$5	$443	$1,735	$505,107	$506,842	$-
Agricultural Real Estate	5,047	1	-	5,048	225,483	230,531	-
Agricultural	750	462	-	1,212	127,381	128,593	-
Commercial Real Estate	434	-	255	689	1,277,756	1,278,445	-
Commercial and Industrial	26	-	855	881	281,363	282,244	-
Consumer	29	30	60	119	89,019	89,138	-
Total	$7,573	$498	$1,613	$9,684	$2,506,109	$2,515,793	$-

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,536	$635	$90	$2,261	$492,162	$494,423	$-
Agricultural Real Estate	118	2	1,550	1,670	218,844	220,514	-
Agricultural	433	-	152	585	128,341	128,926	-
Commercial Real Estate	74	-	180	254	1,150,257	1,150,511	-
Commercial and Industrial	953	-	182	1,135	270,984	272,119	-
Consumer	83	37	-	120	89,774	89,894	-
Total	$3,197	$674	$2,154	$6,025	$2,350,362	$2,356,387	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by class of loans as of June 30, 2023 and the recorded investment of nonaccrual loans by class of loans as of December 31, 2022:

	(In Thousands)
	June 30, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$808	$1,025	$-
Agricultural Real Estate	3,964	3,964	-
Agricultural	56	56	-
Commercial Real Estate	248	248	-
Commercial & Industrial	97	934	-
Consumer	68	68	-
Total	$5,241	$6,295	$-

(In Thousands)
December 31, 2022

Consumer Real Estate	$612
Agricultural Real Estate	1,921
Agricultural	152
Commercial Real Estate	903
Commercial & Industrial	1,096
Consumer	5
Total	$4,689

The Company recognized $74 thousand and $127 thousand of interest income on nonaccrual loans for the three and six months ending June 30, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table reflects loan balances as of June 30, 2023 based on year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer Real Estate
Risk Rating
Pass (1-4)	$40,806	$99,239	$95,955	$86,022	$135,764	$457,786	$47,333	$505,119
Special Mention (5)	-	-	-	-	543	543	-	543
Substandard (6)	-	-	405	-	757	1,162	18	1,180
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$40,806	$99,239	$96,360	$86,022	$137,064	$459,491	$47,351	$506,842
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$21,557	$40,186	$25,457	$26,773	$90,134	$204,107	$97	$204,204
Special Mention (5)	-	171	13,135	-	5,776	19,082	-	19,082
Substandard (6)	-	249	-	188	6,808	7,245	-	7,245
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$21,557	$40,606	$38,592	$26,961	$102,718	$230,434	$97	$230,531
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$14,815	$25,059	$10,432	$5,167	$6,645	$62,118	$59,778	$121,896
Special Mention (5)	517	1,035	1,793	1,026	-	4,371	2,248	6,619
Substandard (6)	-	-	-	78	-	78	-	78
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural	$15,332	$26,094	$12,225	$6,271	$6,645	$66,567	$62,026	$128,593
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Commercial Real Estate
Risk Rating
Pass (1-4)	$166,430	$440,265	$256,817	$130,716	$259,203	$1,253,431	$-	$1,253,431
Special Mention (5)	-	-	-	10,571	1,283	11,854	-	11,854
Substandard (6)	1,118	-	-	75	11,967	13,160	-	13,160
Doubtful (7)	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$167,548	$440,265	$256,817	$141,362	$272,453	$1,278,445	$-	$1,278,445
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial & Industrial
Risk Rating
Pass (1-4)	$40,307	$58,399	$30,851	$27,371	$5,770	$162,698	$86,104	$248,802
Special Mention (5)	197	4	221	155	464	1,041	202	1,243
Substandard (6)	-	476	-	925	331	1,732	1,465	3,197
Doubtful (7)	-	-	-	-	-	-		-
Total Commercial & Industrial	$40,504	$58,879	$31,072	$28,451	$6,565	$165,471	$87,771	$253,242
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other
Risk Rating
Pass (1-4)	$-	$200	$17,526	$6,179	$5,097	$29,002	$-	$29,002
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-
Total Other	$-	$200	$17,526	$6,179	$5,097	$29,002	$-	$29,002
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents payment performance as of June 30, 2023 by year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$15,830	$49,158	$13,575	$6,751	$3,714	$89,028	$43	$89,071
Nonperforming	-	7	60	-	-	67	-	67
Total Consumer	$15,830	$49,165	$13,635	$6,751	$3,714	$89,095	$43	$89,138
Gross charge-offs YTD	$109	$24	$20	$29	$-	$182	$-	$182

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents collateral-dependent loans grouped by collateral as of June 30, 2023:

(In Thousands)
Real
Estate
Consumer Real Estate	$20
Agricultural Real Estate	-
Agricultural	-
Commercial Real Estate	25
Commercial & Industrial	-
Consumer	-
Total	$45

Information about impaired loans as of December 31, 2022 and June 30, 2022 are presented for comparison purposes and are as follows:

	(In Thousands)
	December 31, 2022	June 30, 2022

Impaired loans without a valuation allowance	$4,194	$5,680
Impaired loans with a valuation allowance	4,663	4,989
Total impaired loans	$8,857	$10,669
Valuation allowance related to impaired loans	$1,996	$2,419
Total non-accrual loans	$4,689	$5,247
Total loans past-due ninety days or more and still accruing	$-	$-
Quarter ended average investment in impaired loans	$9,660	$9,748
Year to date average investment in impaired loans	$10,710	$11,258

The Bank had approximately $3.6 million of its impaired loans classified as troubled debt restructured (TDR) as of December 31, 2022 and $2.7 million as of June 30, 2022.

Under ASC 310-40, TDRs were eliminated from being classified as such for 2023 and will no longer be reported as such. Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. During the three months ended June 30, 2023 one new loan was considered a modification to a borrower experiencing financial difficulty. During the second quarter of 2022, there were no new loans considered TDR.

The modification during the second quarter of 2023 consisted of refinancing at a higher balance to a borrower experiencing financial difficulty that would not have otherwise been granted to a borrower. The amount of the new money increase to the loan balance was $411 thousand. No additional funds are being advanced.

For the three months ended June 30, 2023 and 2022, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

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

The following tables present loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2022 and for the year ended December 31, 2022.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$657	$657	$-	$390	$1	$4
Agricultural Real Estate	2,414	2,518	-	2,247	6	3
Agricultural	1,296	1,296	-	445	-	1
Commercial Real Estate	1,148	1,148	-	1,323	7	14
Commercial and Industrial	145	145	-	207	-	10
Consumer	20	20	-	20	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,985	2,985	573	3,105	38	-
Commercial and Industrial	2,004	2,004	1,846	2,011	52	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$657	$657	$-	$390	$1	$4
Agricultural Real Estate	$2,414	$2,518	$-	$2,247	$6	$3
Agricultural	$1,296	$1,296	$-	$445	$-	$1
Commercial Real Estate	$4,133	$4,133	$573	$4,428	$45	$14
Commercial and Industrial	$2,149	$2,149	$1,846	$2,218	$52	$10
Consumer	$20	$20	$-	$20	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$657	$657	$-	$381	$2	$6
Agricultural Real Estate	2,414	2,518	-	1,696	13	5
Agricultural	1,296	1,296	-	233	-	1
Commercial Real Estate	1,148	1,148	-	991	11	19
Commercial and Industrial	145	145	-	231	2	10
Consumer	20	20	-	19	1	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	2,775	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,985	2,985	573	3,426	74	-
Commercial and Industrial	2,004	2,004	1,846	1,502	65	-
Consumer	-	-	-	4	-	-
Totals:
Consumer Real Estate	$657	$657	$-	$381	$2	$6
Agricultural Real Estate	$2,414	$2,518	$-	$4,471	$13	$5
Agricultural	$1,296	$1,296	$-	$233	$-	$1
Commercial Real Estate	$4,133	$4,133	$573	$4,417	$85	$19
Commercial and Industrial	$2,149	$2,149	$1,846	$1,733	$67	$10
Consumer	$20	$20	$-	$23	$1	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						Interest
Year Ended December 31, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$509	$509	$-	$355	$5	$12
Agricultural Real Estate	2,280	2,385	-	2,048	25	6
Agricultural	152	152	-	588	-	2
Commercial Real Estate	1,234	1,272	-	1,252	29	43
Commercial and Industrial	17	417	-	135	2	10
Consumer	2	2	-	15	1	-
With a specific allowance recorded:
Consumer Real Estate	60	60	6	15	-	1
Agricultural Real Estate	-	-	-	1,388	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,874	2,874	438	3,176	150	-
Commercial and Industrial	1,564	1,564	1,551	1,736	149	23
Consumer	165	165	1	2	-	-
Totals:
Consumer Real Estate	$569	$569	$6	$370	$5	$13
Agricultural Real Estate	$2,280	$2,385	$-	$3,436	$25	$6
Agricultural	$152	$152	$-	$588	$-	$2
Commercial Real Estate	$4,108	$4,146	$438	$4,428	$179	$43
Commercial and Industrial	$1,581	$1,981	$1,551	$1,871	$151	$33
Consumer	$167	$167	$1	$17	$1	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

As of June 30, 2023, the Company had no foreclosed residential real estate property obtained by physical possession and $95 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $170 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2022. As of June 30, 2022, the Company had no foreclosed residential real estate property obtained by physical possession and $72 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

The allowance does not include an accretable yield of $5.8 and $6.3 million as of June 30, 2023 and December 31, 2022, respectively, nor a nonaccretable yield of $138 thousand as of December 31, 2022, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the Company’s Condensed Consolidated Balance Sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and six months ended June 30, 2023:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended June 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,623	$209	$66	$16,088	$3,414	$1,234	$24,634
Provision for credit losses - loans	369	(76)	41	590	(653)	(128)	143
Charge-offs	-	-	-	-	-	(60)	(60)
Recoveries	6	104	-	3	6	74	193
Ending Balance	$3,998	$237	$107	$16,681	$2,767	$1,120	$24,910

	(In Thousands)
	Consumer Real Estate		Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998		$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	-	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses-loans	113		(50)	6	1,251	(462)	102	960
Charge-offs	-		-	-	-	-	(182)	(182)
Recoveries	13		104	-	5	12	121	255
Ending Balance	$3,998		$237	$107	$16,681	$2,767	$1,120	$24,910

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity in the AULC for the three and six months ended June 30, 2023:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended June 30, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,228
Provision for credit losses - off balance sheet credit exposures	(129)
Charge-offs	-
Recoveries	-
Ending Balance	$2,099

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Six Months Ended June 30, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for credit losses-off balance sheet credit exposures	(67)
Charge-offs	-
Recoveries	-
Ending Balance	$2,099

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Additional analysis, presented in thousands, related to the ALLL for the three and six months ended June 30, 2022 in addition to the ending balances as of December 31, 2022 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$892	$606	$844	$9,573	$4,066	$623	$1,076	$167	$17,847
Charge Offs	-	-	-	-	-	(117)	-	-	(117)
Recoveries	4	-	-	3	65	70	-	-	142
Provision (Credit)	43	(260)	(90)	851	1,234	(9)	-	(141)	1,628
Other Non-interest expense related to unfunded	-	-	-	-	-	-	91	-	91
Ending Balance	$939	$346	$754	$10,427	$5,365	$567	$1,167	$26	$19,591
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$2,419	$-	$-	$-	$2,419
Ending balance: collectively evaluated for impairment	$939	$346	$754	$10,427	$2,946	$567	$1,167	$26	$17,172
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$410,468	$199,650	$127,340	$977,588	$264,124	$55,648	$-	$-	$2,034,818
Ending balance: individually evaluated for impairment	$657	$2,414	$1,296	$4,133	$2,149	$20	$-	$-	$10,669
Ending balance: collectively evaluated for impairment	$409,318	$197,039	$126,044	$973,258	$261,854	$55,628	$-	$-	$2,023,141
Ending balance: loans acquired with deteriorated credit quality	$493	$197	$-	$197	$121	$-	$-	$-	$1,008

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge Offs	-	-	-	-	(6)	(205)	-	-	(211)
Recoveries	9	-	-	5	74	97	-	-	185
Provision (Credit)	73	(694)	45	1,292	1,450	50	-	(8)	2,208
Other Non-interest expense related to unfunded	-	-	-	-	-	-	126	-	126
Ending Balance	$939	$346	$754	$10,427	$5,365	$567	$1,167	$26	$19,591
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$2,419	$-	$-	$-	$2,419
Ending balance: collectively evaluated for impairment	$939	$346	$754	$10,427	$2,946	$567	$1,167	$26	$17,172
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$410,468	$199,650	$127,340	$977,588	$264,124	$55,648	$-	$-	$2,034,818
Ending balance: individually evaluated for impairment	$657	$2,414	$1,296	$4,133	$2,149	$20	$-	$-	$10,669
Ending balance: collectively evaluated for impairment	$409,318	$197,039	$126,044	$973,258	$261,854	$55,628	$-	$-	$2,023,141
Ending balance: loans acquired with deteriorated credit quality	$493	$197	$-	$197	$121	$-	$-	$-	$1,008

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

December 31, 2022	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge Offs	-	-	-	-	(418)	(409)	-	-	(827)
Recoveries	20	-	7	9	93	169	-	-	298
Provision (Credit)	121	(691)	35	2,785	1,860	506	-	(16)	4,600
Other Non-interest expense related to unfunded	-	-	-	-	-	-	221	-	221
Ending Balance	$998	$349	$751	$11,924	$5,382	$891	$1,262	$18	$21,575
Ending balance: individually evaluated for impairment	$6	$-	$-	$438	$1,551	$1	$-	$-	$1,996
Ending balance: collectively evaluated for impairment	$992	$349	$751	$11,486	$3,831	$890	$1,262	$18	$19,579
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$494,423	$220,514	$128,926	$1,150,511	$272,119	$89,894	$-	$-	$2,356,387
Ending balance: individually evaluated for impairment	$569	$2,280	$152	$4,108	$1,581	$167	$-	$-	$8,857
Ending balance: collectively evaluated for impairment	$493,449	$218,039	$128,774	$1,146,389	$270,493	$89,727	$-	$-	$2,346,871
Ending balance: loans acquired with deteriorated credit quality	$405	$195	$-	$14	$45	$-	$-	$-	$659

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June in each year. On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated dollar value of shares. On October 1, 2021, a new Director was added as a result of the Perpetual Federal Savings Bank acquisition and received 68 prorated shares worth approximately $1,523. On June 3, 2022, twelve Directors each received $10,013 which equated to 240 shares. On June 2, 2023, twelve Directors each received $14,997 which equated to 754 shares. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

Any stock awards to senior management are made in March with other members of management receiving any awards in August. On March 1, 2023, senior management received stock awards of 21,700 shares worth approximately $562,030.

	(In thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per share
Net income	$6,001	$8,271	$12,467	$16,373
Less: distributed earnings allocated to participating securities	(31)	(21)	(62)	(42)
Less: undistributed earnings allocated to participating securities	(35)	(48)	(69)	(96)
Net earnings available to common shareholders	$5,935	$8,202	$12,336	$16,235

Weighted average common shares outstanding including participating securities	13,632,440	13,065,975	13,624,094	13,066,123
Less: average unvested restricted shares	(150,065)	(108,849)	(143,163)	(110,004)
Weighted average common shares outstanding	13,482,375	12,957,126	13,480,931	12,956,119
Basic and diluted earnings per share	$0.44	$0.63	$0.92	$1.25

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

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$86,127	$-	$-
U.S. Government agencies	-	127,891	-
Mortgage-backed securities	-	81,656	-
State and local governments	-	64,442	3,109
Total Securities Available-for-Sale	$86,127	$273,989	$3,109

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$94,678	$-	$-
U.S. Government agencies	-	139,767	-
Mortgage-backed securities	-	86,927	-
State and local governments	-	66,072	3,345
Total Securities Available-for-Sale	$94,678	$292,766	$3,345

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six month periods ended June 30, 2023 and June 30, 2022. During the three month period ended March 31, 2022, there was one security transferred from Level 3 to Level 2.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at April 1, 2023	$1,835	$1,305	$3,140

Change in Fair Value	(4)	(27)	(31)

Payments & Maturities	-	-	-

Reclassification & Adjustments	-	-	-

Balance at June 30, 2023	$1,831	$1,278	$3,109

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at April 1, 2022	$2,108	$1,394	$3,502

Change in Fair Value	(19)	(69)	(88)

Payments & Maturities	-	-	-

Reclassification & Adjustments	-	-	-

Balance at June 30, 2022	$2,089	$1,325	$3,414

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345

Change in Fair Value	5	4	9

Payments & Maturities	(245)	-	(245)

Reclassification & Adjustments	-	-	-

Balance at June 30, 2023	$1,831	$1,278	$3,109

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2022	$2,307	$2,466	$4,773

Change in Fair Value	(58)	(152)	(210)

Payments & Maturities	(160)	-	(160)

Reclassification & Adjustments	-	(989)	(989)

Balance at June 30, 2022	$2,089	$1,325	$3,414

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2023 and December 31, 2022, such assets consist primarily of collateral dependent loans. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2023 and December 31, 2022, fair value of collateral dependent loans categorized as Level 3 was $45 thousand and $2.7 million, respectively.

During 2023, impairment was recognized on real estate servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the real estate servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $2 thousand at June 30, 2023. There was no impairment at December 31, 2022.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2023	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,109	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	3.49- 5.48% (4.78%)

Collateral dependent loans	45	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25.00-25.00% (25.00%)

Real estate servicing rights	39	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	4.03- 4.65% (4.63%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2022	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,345	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	2.08-5.01% (4.38%)

Collateral dependent impaired loans	2,667	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-29.01% (24.13%)

Real estate servicing rights	-	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2023
	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$45	$-	$-	$45
Real estate servicing rights	39	-	-	39

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$2,667	$-	$-	$2,667

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2023 and December 31, 2022 are reflected below.

	(In Thousands)
	June 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$71,193	$71,193	$71,193	$-	$-
Interest-bearing time deposits	3,485	3,473	-	3,473	-
Securities - available-for-sale	363,225	363,225	86,127	273,989	3,109
Other securities	17,535	17,535	-	-	17,535
Loans held for sale	1,459	1,437	-	-	1,437
Loans, net	2,490,883	2,316,031	-	-	2,316,031
Interest receivable	11,145	11,145	-	-	11,145

Financial Liabilities:
Interest bearing deposits	$1,351,305	$1,351,263	$-	$-	$1,351,263
Non-interest bearing deposits	488,678	488,678	488,678	-	-
Time deposits	628,757	616,958	-	-	616,958
Total Deposits	2,468,740	2,456,899	488,678	-	1,968,221

Federal funds purchased and securities sold under agreement to repurchase	51,567	51,567	-	-	51,567
Federal Home Loan Bank advances	266,818	263,316	-	-	263,316
Other borrowings	-	-	-	-	-
Subordinated notes, net of unamortized issuance costs	34,644	29,070	-	29,070	-
Interest payable	3,655	3,655	-	-	3,655

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,409	$84,409	$84,409	$-	$-
Interest-bearing time deposits	4,442	4,440	-	4,440	-
Securities - available-for-sale	390,789	390,789	94,678	292,766	3,345
Other securities	9,799	9,799	-	-	9,799
Loans held for sale	827	815	-	-	815
Loans, net	2,336,074	2,171,152	-	-	2,171,152
Interest receivable	10,440	10,440	-	-	10,440

Financial Liabilities:
Interest bearing deposits	$1,378,090	$1,377,944	$-	$-	$1,377,944
Non-interest bearing deposits	532,794	532,794	532,794	-	-
Time deposits	557,980	543,737	-	-	543,737
Total Deposits	2,468,864	2,454,475	532,794	-	1,921,681

Federal funds purchased and securities sold under agreement to repurchase	54,206	54,206	-	-	54,206
Federal Home Loan Bank advances	127,485	125,761	-	-	125,761
Other borrowings	10,000	10,000	-	10,000	-
Subordinated notes, net of unamortized issuance costs	34,586	30,993	-	30,993	-
Interest payable	1,739	1,739	-	-	1,739

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $21 million federal funds purchased as of June 30, 2023 and $22.6 million as of December 31, 2022. During the same time periods, the Company had $30.6 million and $31.6 million in securities sold under agreement to repurchase.

	June 30, 2023
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$21,000	$-	$-	$-	$21,000
Repurchase agreements
US Treasury & agency securities	$1,599	$-	$-	$28,968	$30,567
Total	$22,599	$-	$-	$28,968	$51,567

	December 31, 2022
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,573	$-	$-	$-	$22,573
Repurchase agreements
US Treasury & agency securities	$1,115	$-	$-	$30,518	$31,633
Total	$23,688	$-	$-	$30,518	$54,206

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

	June 30, 2023		December 31, 2022
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(356)	$35,000	$(414)

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

The Company began working with its third-party service provider to review parallel reports in June 2019. At the end of first quarter 2022, the Company evaluated and refined its methodology and produced a parallel report for the calculation of the ACL under the ASU guidance. The Company contracted with a third party to perform an independent validation of its processes and methodology. This validation has been completed and, at this time, is anticipated to be performed on an annual basis. As the Company conducts its own risk-based audits, the audit risk assessment will determine the scope and frequency of future model validations.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for computing the allowance including, but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee, quarterly economic projections for change in real GDP and of national unemployment.

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

The transition adjustment of the CECL adoption included an increase in the allowance for loan losses of $3.6 million, increase in the allowance for unfunded loan commitment and letters of credit of $0.9 million and a $3.4 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our Condensed Consolidated Balance Sheets, with the $1.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Condensed Consolidated Balance Sheets.

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

In March 2022, the Sixth Circuit issued a ruling in CIC Services LLC v IRS vacating a previously referenced IRS Notice 2016-66. That ruling, as it stood, would remove the requirement of disclosure on Form 8886. However, on April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify Sec. 831(b) captives with less than a 65% claims loss ratio over a 10-year period as a "listed transaction." This provision would apply to only captives that have been in existence for at least 10 years. This is a change from Notice 2016-66 which classified Sec. 831(b) captives with less than a 70% claims loss ratio as a "transaction of interest." Final regulations are expected to be issued in Q4 2023. Management and its advisors are in the process of evaluating the impact of these proposed regulations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues to prudently monitor its loan growth to best serve its customers. Year over year, the growth has been 23.6% (excluding PPP balances) of which organic growth accounted for 18.5% (excluding PPP and acquisitions). In terms of dollars, the largest increase was in commercial real estate, $301.7 million, or 30.5%, year over year. In terms of percentage, the largest increase was in consumer at 59.4% or $32.9 million year over year.

F&M Commercial Banking Division entered 2023 with a strong loan pipeline but demand has softened throughout F&M’s footprint. Client results from 2022 and YTD performance were good; however, client concerns remain about availability of workforce, interruptions and delays in the supply chain and energy prices. Rising interest rates have slowed loan demand in some sectors. Credit quality of the portfolio remains good.

F&M Agricultural Banking Division also experienced double digit growth as comparing June 30, 2023 to June 30, 2022. Commodity prices have remained high and at profitable levels. The overall outlook for grain, livestock and agri-businesses is optimistic for 2023 as our agricultural base appears positioned to make positive financial strides. Land values have continued to remain strong. The agriculture portfolio remains healthy with a positive future outlook.

F&M has seen a slow-down in production in the 1-4 family consumer real estate portfolio. Refinances have slowed significantly with the increase in rates. For the six months ended June 30, 2023, the Bank originated $12.1 million 1-4 family loans for sale compared to $26.7 million for the prior comparable period. This impact correlates to the lower gain on sale of assets, nearly $686 thousand lower than last year as of the same time period year-to-date June 30th.

The increased loan growth along with rate increases has positively impacted the interest earnings. Interest income was $10.6 million higher year over year. Funding of the loan growth has resulted in increased borrowings. Increased rates have driven both deposit rates and borrowing rates significantly higher. Net interest margin decreased 43 basis points in comparing the six months ended June 30, 2023, to June 30, 2022. The largest areas impacted by the increased rates is in the public fund offerings, higher net worth individuals and borrowing opportunities. The increases are beginning to show in the consumer deposits as the Bank offers special promotions to raise additional deposits to fund loan growth. The Company remains comfortable with its ability to raise funds as the Bank’s loan to deposit ratio is approximately 100.9%. Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

F&M is halfway through the first year of its new three year strategic plan to be positioned to be a $4 - $5 billion dollar bank. As F&M positions itself for moderate growth, there will be continued emphasis on the investment in back office staff. Core and loan software systems are also being reviewed as part of the strategic plan. Three new offices were opened in the second quarter and two more are anticipated in the third quarter. This planned growth will continue to contribute to increased noninterest expense in future periods.

As mentioned previously in our comments regarding our commercial customers, F&M too is experiencing pressure for staffing – both in the cost of recruiting new talent and in retaining existing. Salary expenses were $1.2 million higher in first half 2023 year over year as compared with 2022. Pension plan expense increased $354 thousand and payroll taxes increased $196 thousand as compared to the six months ended June 30, 2022. As mentioned earlier, F&M has continued to invest in its back office staffing as part of its strategic plan. The opening of three new offices in the second quarter of 2023 has also contributed to staffing costs. At June 30, 2023, the Bank had 460 full time equivalent employees compared to 431 at December 31, 2022 and 390 at June 30, 2022. The operating efficiency ratio has increased as part of our investment into our strategic vision.

Noninterest expense saw an increase in advertising expense of $807 thousand over the first half of 2022. This was due to the unveiling of our new branding and logo during the second quarter. FDIC assessments also increased during the six months ended June 30, 2023 as compared to the prior year.

Overall, net income decreased 23.6% for the first half of 2023 as compared to the same time period 2022. Return on assets decreased to 0.81% as compared to 1.22% and return on equity decreased to 8.21% compared to 11.32% for the same time period. Year to date earnings per share are $0.92 compared to $1.25.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-five full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold. These include a new office in downtown Toledo and in Oxford, Ohio which formerly was a successful LPO for the Bank. The Bank also operates three Loan Production Offices (LPOs), one each in Ohio, Indiana and Michigan.

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

All loan requests are reviewed as to credit worthiness and are subject to the Bank's underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank's Loan Policy. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank's Loan Policy guidelines, an additional officer approval is required.

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

At June 30, 2023, we had 460 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

Additionally, the PPP was reauthorized with passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. It was originally intended to run through March 31, 2021 and was subsequently extended to May 31, 2021. Under the new legislation, $284 billion in funding for first and second-time PPP loan borrowers was provided to the SBA. Three categories of businesses were eligible to apply for PPP: 1) qualified business that did not receive a PPP loan during the first funding round; 2) previous PPP loan recipients who need a second loan and meet certain criteria; previous PPP loan recipients who returned all or a portion of their original loans and want to apply to additional funding. To be eligible, any business applying for PPP must have been in operation since at least February 15, 2020. Specific eligibility criteria applied to first-time PPP borrowers and previous PPP loan recipients. For 2021, PPP provides expanded coverage for expenditures in addition to covered payroll and specific operating expenses. For second-time loan recipients, the maximum loan amount was reduced from $10 million to $2 million. A loan recipient was eligible for full loan forgiveness if at least 60% of the loan amount is spent on payroll costs. Funds must be spent over a covered period of the loan recipients’ choosing between eight and 24 weeks after loan origination to be eligible for forgiveness. Depending on the continued duration of COVID-19 spread, further legislation and regulatory guidance may continue due to the economic impact on customers, businesses, communities, and industry sectors.

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

On March 30, 2023, the CFPB issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses are defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data will be reported to the CFPB which will then make aggregated information publicly available. These new final rules have a phased implementation period with the largest lenders being required to collect and report data first.

Lenders that originated at least 2,500 small business loans annually must begin data collection on October 1, 2024. Lenders that originated at least 500 small business loans annually will be required to begin data collection as of April 1, 2025. For those Lenders that originated at least 100 small business loans annually, data collection will be required to begin as of January 1, 2026. The Bank conducted a preliminary assessment based on the number of covered loans originated in 2022. Based on the preliminary assessment, the Bank would be subject to the data collection requirements as of April 1, 2025. Data collection and reporting of small business loans does not include nonprofit or government entities or businesses with gross annual revenues that exceed $5 million. Additionally, data collection involves demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and an LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race, and sex. Applicants can refuse to provide demographic information.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management's discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ACL, the valuation of its Servicing Rights and the valuation of real estate acquired through or in lieu of loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

Agricultural Real Estate Servicing Rights are included in Servicing Rights. The Company has contracted with a third party to assist in the calculation of the valuation of the Agricultural Real Estate Servicing Rights.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2023, December 31, 2022, and June 30, 2022 there were no OREO property holdings.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $9.7 million at June 30, 2023 and was reported in Other Assets on the Condensed Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

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

The Bank’s methodology provides an estimate of the probable credit losses either by calculating a specific loss per credit or by applying our methodology to groupings based on similar risk characteristics.

The loan portfolio was grouped based on loans with similar risk characteristics. The following groupings are utilized in the CECL calculation:

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

Groups using the average charge-off method utilize a 20-year lookback historical loss period. This includes several economic cycles and is more appropriate for real estate secured assets. Due to the Company's loss history not being sufficient and relevant enough to predict future losses, the Company is utilizing peer data from a peer group of 327 banks in the region with asset sizes less than $5 billion. The Company will compare our loan loss reserves against peer to determine if we are in line with the group. The Company's loan portfolio has changed significantly as loan growth has occurred. Thus, we don't deem the Company's historical portfolio to be quite as indicative of the future portfolio and, subsequently, loss exposure.

The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + Q-factors + forward look, with the forward looking forecast eliminated after 12 months. As a percentage, the reserves are the highest against construction and land loans due to the life of loan being down and several larger loans being converted to permanent financing and therefore coming out of the construction bucket during 2023 thus affecting the reserves. The second largest reserve pool is the CRE construction and land loan, as these are loans that will convert to normal CRE loans after construction with permanent financing already in place, typically based on some leases signed before construction starts to reduce the risk profile of the loan. CRE loans are naturally reserved higher than multifamily loans given the stability in the multifamily sector. Ag loans have a low overall reserve, but they also have the lowest loss rates. Commercial and industrial loans have a lower reserve than CRE considering the average life of loan is much less (i.e., shorter amortization and lines of credit). The other loan groups did not have material changes during the quarter. We expect the Construction groups to have the most variability in the reserve, though having those higher reserves is important during this environment of construction delays and overruns.

In order to provide a consistent and supportable forward looking forecast from period-to-period, management is performing a regression analysis of the (Bank's/State's) historical loss rates against the following Federal Open Market Committee (FOMC) quarterly economic projections for Change in real GDP and National Unemployment. Annual projections are broken down using a straight-line approach for quarterly changes. Accounting guidance indicates the forecast period should be reasonable and supportable. Management believes that a forecast period of 12 months is reasonable as one year corresponds to the expected change in Fed policy given the current spreads between 1- and 10-year T-bills, the Company has annual line of credit maturities on many credits which gives the Company the ability to reassess risk, and the economic forecast in general is usually only feasible out to one year.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification to a borrower experiencing financial difficulty will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

The Bank is also required to estimate the value of its servicing rights. These rights are composed of servicing rights for single-family mortgage loans and agricultural real estate loans. The Bank’s servicing rights relating to fixed rate single-family mortgage loans and agricultural real estate loans that it has sold without recourse but services for others for a fee represent an asset on the Bank’s balance sheet. The valuations are completed by independent third parties.

During the second quarter of 2023, the Company engaged an independent third party with expertise in the valuation of agricultural real estate servicing rights. The independent third party’s valuation of the agricultural real estate servicing rights is based on relevant characteristics of the Company’s agricultural real estate loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income. Changes are reflected in the current quarter’s analysis related to the mortgage servicing asset.

While the process is similar to the process for valuing single family mortgage servicing rights, the ag servicing valuation utilizes different strata, prepayment speeds and other assumptions in order to account for the differences in behavior between ag loans and single 1-4 family mortgages. USDA rate indications, SBA market indications and Farmer Mac 3-month Cost of Funds Index adjustments are utilized in the quarterly valuation process.

As a result of this refined analysis, representing a change in accounting estimate, management recognized an additional $712 thousand of agricultural loan servicing rights during the quarter ended June 30, 2023. This change in estimate took place during the quarter ended June 30, 2023, and had no effect on past periods. Management intends to obtain the appraisal of the agricultural real estate loan servicing rights from the independent third party specialist on a quarterly basis.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included on the Company's Condensed Consolidated Balance Sheets. The servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying servicing rights. There are a number of factors, however, that can affect the ultimate value of the servicing rights to the Bank. The expected and actual rates of ag loans and single 1-4 family loan prepayments are the most significant factors driving the potential for the impairment of the value of servicing assets. Increases in loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the servicing rights is less than the carrying value of those rights on the Bank's balance sheet.

Therefore, in an attempt to reflect an accurate expected value to the Bank of the servicing rights, the Bank receives a valuation of its servicing rights from an independent third party. The independent third party's valuation of the servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions.

For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third-party valuation firm, reviews the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition, based upon the independent third party's valuation of the Bank's servicing rights, management then establishes a valuation allowance by each stratum, if necessary, to quantify the likely impairment of the value of the servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying servicing rights based on market conditions.

The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has begun to experience a slowdown in its growth mode. It is partly due to a natural decrease in borrowers loan demand as higher interest rates have made projected capital outlays too costly. The Bank has also experienced a more challenging environment in which to raise lower cost core deposits. Therefore, the Bank has maintained an emphasis on servicing existing clients and focus on prudent growth within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits or borrowings. While securities are generally considered as a source of cash, in the current environment, it is unlikely that they would be sold for such funding needs. Growing deposits will be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities. This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth.

As the competition for deposits has increased, the Company has increased emphasis on its liquidity position. The frequency of management liquidity meetings has increased to weekly in order to be more responsive to opportunities and threats as they arise. As a result of this increased emphasis on its liquidity position, additional real estate backed collateral has been pledged to the FHLB in order to increase borrowing capacity. The additional collateral of $165.2 million as of June 30, 2023 is tied to specific commercial real estate loans. Additional capacity has also been created through enrollment and pledging $64.5 million of securities, having a par value of $74.1 million, to the Federal Reserve's Bank Term Funding Program (BTFP). The BTFP collateral values are based on the par value of the securities rather than the fair values most other lenders utilize. Currently, par values are higher than fair value which results in a higher available balance for borrowings. As of June 30, 2023, the Company had not utilized any funding from the BTFP.

Liquidity in terms of cash and cash equivalents ended $13.2 million lower as of June 30, 2023 than it was at December 31, 2022. Cash and cash equivalents increased $6.9 million over March 31, 2023. Prior year’s excess liquidity along with an increase of Federal Home Loan Bank advances of $139.3 million helped to fund the $154.8 million increase in net loans since year end 2022. All loan portfolios with the exception of the Agricultural portfolio, Consumer Portfolio and Other portfolio increased compared to December 31, 2022 with the largest increase in the commercial real estate portfolio.

In comparing to the same prior year period, the June 30, 2023 (net of deferred fees and cost) loan balances of $2.5 billion accounted for $481.0 million or 23.6% increase when compared to 2022’s $2.0 billion. The year over year improvement was made up of a combined increase in commercial and industrial related loans of 26.5%, 18.5% of which was attributed to organic growth. Individual growth was comprised of 30.8% in commercial real estate loans and 8.7% in non-real estate commercial loans. Consumer real estate loans increased by 23.5% and consumer loans by 60.2%. Agricultural related loans increased 9.8% year over year. Individual growth was comprised of 15.5% in agricultural real estate and an increase of 1.0% in non-real estate agricultural loans. Other loans decreased by 7.2%. The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share. The acquisition of Peoples Federal Savings and Loan Association in 2022 brought $101.8 million of loans to the portfolio. See Note 2 to the consolidated financial statements.

The chart below shows the breakdown of the loan portfolio category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2023	June 30, 2022	June 30, 2021
	Amount	Amount	Amount
Consumer Real Estate	$506,842	$410,468	$194,574
Agricultural Real Estate	230,531	199,650	189,426
Agricultural	128,593	127,340	100,905
Commercial Real Estate	1,278,445	977,588	689,728
Commercial and Industrial	253,248	232,881	213,707
Consumer	89,138	55,648	56,534
Other	28,996	31,243	13,549

Total Loans, net of deferred fees and costs	$2,515,793	$2,034,818	$1,458,423

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of June 30, 2023.

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$11,553	$33,776	$150,558	$315,924
Agricultural Real Estate	807	5,339	65,958	159,584
Agricultural	60,666	41,725	22,615	3,376
Commercial Real Estate	34,229	411,987	603,288	231,602
Commercial and Industrial	85,552	108,645	58,965	852
Consumer	2,010	49,563	36,948	136
Other	234	1,060	18,012	9,696

Management feels confident that liquidity needs for future growth can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $113 million and $73 million of unsecured borrowing capacity through its correspondent banks as of June 30, 2023 and December 31, 2022 respectively. The Bank also had access to $150.1 million through a Cash Management Advance with the Federal Home Loan Bank as of June 30, 2023 and December 31, 2022. Additionally, the BTFP had a borrowing capacity of $74.1 million at June 30, 2023.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2021, 2022, and 2023. The security portfolio decreased $27.6 million in the first six months of 2023 from year end 2022 due to the sale of $21.6 million of securities which was partially offset by a $2.9 million decrease in unrealized losses. The security portfolio decreased $36.5 million from June 2022 due to an increase of gross unrealized losses of $5.9 million and the aforementioned sale. The amount of pledged investment securities increased by $107.7 million as compared to year end and $112.4 million as compared to June 30, 2022. As of June 30, 2023, pledged investment securities totaled $242.5 million.

An additional $1.6 million is also available to the Bank from the Federal Home Loan Bank based on current amounts of pledged collateral. At the present time, only 1-4 family, home equity, limited commercial real estate portfolios and some securities are pledged.

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

Overall total assets increased 4.4% since year end 2022 and grew 17.7% since June 30, 2022. The largest growth in both periods was in the loan portfolios. Goodwill also increased $5.9 million compared to June 30, 2022. Refer to Note 2 for information on assets acquired from PPSF.

Federal Home Loan Bank advances accounted for the largest growth within liabilities, up 109.3% or $139.3 million since year end and 525.8% or $224.2 million over June 30, 2022 balances. Deposits decreased slightly, $124 thousand since year end 2022 and increased 11.0% or $244.7 million over June 30, 2022. The mix of deposits saw an increases in time deposits and NOW accounts since December 31, 2022. Noninterest-bearing accounts and savings accounts saw decreases from December 31,2022. Refer to Note 2 for information on liabilities acquired from PPSF. The limited change in deposits this year reflects the increased competition for deposits within the Bank's market area. At June 30, 2023, total uninsured deposits of the Bank were $442.3 million, or 17.9% of total deposits. This is down 20.7%, from $511.3 million at December 31, 2022.

Shareholders’ equity increased by $6.5 million as of the second quarter of 2023 compared to year end 2022. Earnings exceeded dividend declarations during the six months ended June 30, 2023. Accumulated other comprehensive loss decreased in unrealized loss position by $2.3 million from December 2022 to an unrealized loss of $35.9 million on June 30, 2023. A portion of this decrease is attributable to the aforementioned sale of securities making the loss realized in the first quarter 2023. The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 is over $2.5 million. Dividends declared remained unchanged from the previous quarter at $0.21 per share. Compared to June 30, 2022, shareholders’ equity increased 8.5% or $23.8 million. Profits were lower year to date June 2023 than year to date June 2022 by $3.9 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of June 30, 2023, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $1.0 million dividend during the second quarter.

The Bank continues to be well-capitalized at June 30, 2023 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.01%
Risk Based Capital Tier I	10.81%
Total Risk Based Capital	11.88%
Stockholders' Equity/Total Assets	10.45%
Capital Conservation Buffer	3.88%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2023 and 2022

Interest Income

When comparing second quarter 2023 to second quarter 2022, average loan balances with the acquisitions of PPSF grew $477.4 million. This represented a 23.9% increase in a one-year time period. Interest income on loans increased $9.0 million as compared to the quarter ended June 30, 2022. During the current quarter, the Company reversed previously recognized loan interest income from one relationship in the amount of approximately $463 thousand.

The available-for-sale securities portfolio decreased in average balances by $20.6 million when comparing to the same quarter in 2022 while the income increased $165 thousand over second quarter 2022. Federal funds sold and interest-bearing deposits decreased in average balances by $31.9 million as compared to the same quarter in 2022 with increased income of $324 thousand for the current quarter. The decreased balances have been used to fund loan growth. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from PPSF.

The overall total average balance of the Bank’s earning assets increased by $424.9 million and interest income for the quarter comparisons was higher for second quarter 2023 by 39.6% or $9.5 million as compared to second quarter 2022. Increases in the prime lending rate between periods has contributed to approximately 45% of the growth.

Annualized yield, for the quarter ended June 30, 2023, was 4.53% as compared to 3.79% for the quarter ended June 30, 2022. The following charts demonstrate increased loan balances accounted for 59.6% of the increased loan interest income while rate increases accounted for the remaining 40.4%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $139 and $143 thousand for the second quarter 2023 and 2022 which resulted in a federal tax savings of $29 and $30 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended June 30, 2023		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2023	June 30, 2022
Loans	$2,476,795	$31,365	5.07%	4.48%
Taxable investment securities	399,257	1,486	1.49%	1.27%
Tax-exempt investment securities	24,259	93	1.94%	1.64%
Fed funds sold & other	49,160	433	3.52%	0.54%
Total Interest Earning Assets	$2,949,471	$33,377	4.53%	3.79%

Change in Interest Income Quarter to Date June 30, 2023 Compared to June 30, 2022

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$8,977	$5,347	$3,630
Taxable investment securities	142	(74)	216
Tax-exempt investment securities	23	11	12
Fed funds sold & other	324	(43)	367
Total Interest Earning Assets	$9,466	$5,241	$4,225

Interest Expense

Outpacing the higher interest income improvement for the quarter was an increase in interest expense in 2023 of $11.2 million or 547.7% compared to second quarter 2022. Since 2022, average interest-bearing deposit balances have increased $222.2 million or 12.7% and the Company recognized $9.1 million more in interest expense for the most recent quarter. March 2022 saw the first rate change since March of 2020 with an increase of 25 basis points which was followed by an increase of 50 basis points in May and four increases of 75 basis points in June, July, September and November with a final 50 basis point increase in December. To date in 2023, there have been three increases of 25 basis points in February, March and May. Deposit rates have been adjusted numerous times with all the rate increases. Interest expense on FHLB borrowings and other borrowings increased $1.9 million in the second quarter 2023 over the same time frame in 2022 due to borrowings taken on from the Peoples acquisition and new FHLB borrowings in 2022 and 2023 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase increased $261 thousand compared to second quarter 2022 due mainly to the increased rate environment. Another factor in the increased cost of funds is the change in the mix of funding. More growth has occurred in interest bearing deposit balances supplemented with increased borrowings. The Bank continues to focus on capturing the full customer relationship; however, it has resulted in more expensive deposits being brought in. The average cost of funds increased to 2.35% in second quarter 2023 compared to 0.44% in second quarter 2022. Refer to Note 8 for additional information on subordinated notes. Liabilities assumed from PPSF can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended June 30, 2023		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2023	June 30, 2022
Savings deposits	$1,356,798	$6,238	1.84%	0.24%
Other time deposits	612,929	4,196	2.74%	0.55%
Other borrowed money	215,884	2,113	3.92%	2.23%
Fed funds purchased & securities
sold under agreement to repurchase	39,966	427	4.27%	1.88%
Subordinated notes	34,625	285	3.29%	3.29%
Total Interest Bearing Liabilities	$2,260,202	$13,259	2.35%	0.44%

Change in Interest Expense Quarter to Date June 30, 2023 Compared to June 30, 2022

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$5,461	$26	$5,435
Other time deposits	3,594	246	3,348
Other borrowed money	1,895	983	912
Fed funds purchased & securities
sold under agreement to repurchase	261	22	239
Subordinated notes	1	1	-
Total Interest Bearing Liabilities	$11,212	$1,278	$9,934

Overall, net interest spread for the second quarter 2023 was 117 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets did not offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	June 30, 2023	June 30, 2022	June 30, 2021
Interest/Dividend income/yield	4.53%	3.79%	3.53%
Interest Expense/cost	2.35%	0.44%	0.44%
Net Interest Spread	2.18%	3.35%	3.09%
Net Interest Margin	2.73%	3.47%	3.21%

Net Interest Income

Net interest income decreased $1.7 million for the second quarter 2023 over the same time frame in 2022 with the increase in interest income of $9.5 million offset by the higher interest expense of $11.2 million as previously mentioned. As the new loans added in 2022 and 2023 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets increased to 84.0% in second quarter 2023 compared to 79.2% in second quarter 2022. Loans to total assets increased to 79.4% in second quarter 2023 compared to 74.4% for the same period 2022. The percentage of earning assets to total assets increased to 94.6% in 2023 compared to 94.0% in 2022. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for three month periods ended June 30, 2023 and 2022

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The agriculture real estate loan portfolio accounted for the largest component of recoveries and the consumer loan portfolio accounted for the largest component of charge-offs for three months ended June 30, 2023 and 2022. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $1.5 million lower for the three months ended June 30, 2023 as compared to the same period in 2022. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $57 thousand lower during the three months ended June 30, 2023 than the same period in 2022. Recoveries were $51 thousand higher during the three months ended June 30, 2023 as compared to same period in 2022. Combined net recoveries were $108 thousand higher in the three months ended June 30, 2023 than the same time period 2022.

Loans past due 30 or more days, which include no deferrals related to COVID-19, increased $5.6 million at June 30, 2023 as compared to June 30, 2022. The largest changes were attributed to the increase of past due balances in the agricultural portfolio, agricultural real estate portfolio, commercial real estate portfolio and commercial and industrial portfolio. The increase in the agricultural real estate portfolio was attributable to two larger relationships while the increase in the other categories were multiple, smaller relationships.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended June 30, 2023 , 2022, and 2021.

* Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

	(In Thousands)
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Loans, net of deferred fees and costs	$2,515,793	$2,034,818	$1,458,423
Daily average of outstanding loans	$2,476,795	$1,999,357	$1,419,531
Nonaccrual loans	$6,295	$5,247	$7,031
Nonperforming loans*	$6,295	$5,247	$7,031

Allowance for Credit Losses - April 1,	$24,634	$16,771	$14,425
Adjustment for accounting change	-	-	-
Loans Charged off:
Consumer Real Estate	-	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	-	-	-
Consumer	60	117	38
	60	117	38
Loan Recoveries:
Consumer Real Estate	6	4	3
Agriculture Real Estate	104	-	-
Agricultural	-	-	6
Commercial Real Estate	3	3	3
Commercial and Industrial	6	65	5
Consumer	74	70	42
	193	142	59
Net Charge Offs (Recoveries):
Consumer Real Estate	(6)	(4)	(3)
Agriculture Real Estate	(104)	-	-
Agricultural	-	-	(6)
Commercial Real Estate	(3)	(3)	(3)
Commercial and Industrial	(6)	(65)	(5)
Consumer	(14)	47	(4)
	(133)	(25)	(21)
Provision for Credit Losses	143	1,628	641
Allowance for Loan Losses - June 30,	24,910	18,424	15,087
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	2,099	1,167	1,145
Total Allowance for Credit Losses - June 30,	$27,009	$19,591	$16,232
Ratio of Net Charge-offs to Average Outstanding Loans	-0.01%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.25%	0.26%	0.48%
Ratio of the Allowance for Loan Losses to Loans	0.99%	0.91%	1.03%
Ratio of the Allowance for Loan Losses to Nonaccrual Loans	395.71%	351.44%	214.58%
Ratio of the Allowance for Loan Losses to Nonperforming Loans*	395.71%	351.44%	214.58%

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

Loans classified as nonaccrual were lower as of June 30, 2023 at $4.7 million as compared to $5.2 million as of June 30, 2022. The agricultural portfolio decreased $1.1 million as compared to June 30, 2022. This decrease offset the increases in the other portfolios.

The following table presents the balances for allowance for credit losses by loan type at June 30, 2023 and June 30, 2022.

	(In Thousands)		(In Thousands)
	June 30, 2023		June 30, 2022
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$3,998	16.05%	$939	20.17%
Agricultural Real Estate	237	0.95%	346	9.81%
Agricultural	107	0.43%	754	6.26%
Commercial Real Estate	16,681	66.96%	10,427	48.04%
Commercial and Industrial	2,767	11.11%	5,365	12.99%
Consumer	1,120	4.50%	567	2.73%
Unallocated	-	0.00%	26	0.00%
Allowance for Loan Losses	24,910		18,424
Off Balance Sheet Commitments	2,099		1,167
Total Allowance for Credit Losses	$27,009		$19,591

Noninterest Income

Noninterest income was up $952 thousand for the three months ended June 30, 2023 over the same time frame in 2022. Combined service fees increased by $1.0 million as compared to the three months ended June 30, 2022. Servicing rights income for 1-4 family and agricultural real estate loans increased $665 thousand as the valuation of the agricultural real estate servicing rights was refined by $712 thousand due to the previously described change in the accounting estimate. During the second quarter of 2023 the independent third party engaged by the Bank refined the analysis of the agricultural real estate servicing rights. It was determined that the servicing rights asset was undervalued by $712 thousand as of December 31, 2022 related to agricultural real estate servicing rights. This change in estimate was recognized during the quarter ended June 30, 2023, and had no effect on prior periods. Going forward, the third party valuation firm will complete the valuation quarterly to determine if any impairment needs to be recognized. Debit card income increased by $106 thousand and bank owned life insurance cash surrender value increased $41 thousand. Also contributing to the increase was overdraft and returned check charges which increased $78 thousand compared to the three months ended June 30, 2022. Fee income from credit cards decreased by $22 thousand as compared to 2022.

The Company has seen a decrease in its mortgage production volume due to the heightened borrowing costs and continued lack of housing inventory in many of our markets. The gain on the sale of these loans was $56 thousand lower for the three months ended June 30, 2023 over the same period in 2022. Loan originations on loans held for sale for the three months ended June 30, 2023 were $8.4 million with proceeds from sale at $8.0 million for 2023 compared to 2022’s activity of $20.9 million in originations and $22.9 million in sales. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The impact of servicing rights, both to income and expense, is shown in the following table which reconciles the value of servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the six months ended June 30, 2023 and 2022, servicing rights caused a net $2.1 million in income and $44 thousand in income, respectively. The higher capitalized additions for 2023 are attributed to $2.2 million of rights related to agricultural loans. Amortization of agricultural rights was $74 thousand for the first half of 2023. For loans of 15 years and less, the market value of the servicing rights was 1.043% in the second quarter 2023 versus 0.97% in second quarter 2022. For loans over 15 years, the value was 1.464% versus 1.099% for the same periods respectively. A valuation allowance of $414 thousand was established during 2021. During the first quarter of 2022, $134 thousand of the valuation allowance was reversed with an additional $91 thousand of the valuation reversed during second quarter 2022. At June 30, 2023, the carrying value of two strata were slightly below the market value requiring a $2 thousand valuation allowance to be established.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2023	2022	2023	2022
Beginning Balance	$4,985	$3,616	$3,549	$3,571
Capitalized Additions	814	149	2,409	354
Amortization	(162)	(150)	(321)	(310)
Ending Balance, June 30,	5,637	3,615	5,637	3,615
Valuation Allowance	(2)	(189)	(2)	(189)
Servicing Rights net, June 30,	$5,635	$3,426	$5,635	$3,426

Noninterest Expense

For the three months ended June 30, 2023, noninterest expenses were $3.6 million higher than for the same period in 2022. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $1.7 million in total. This was comprised of increased salaries of $1.1 million and increased benefits of $525 thousand of which $224 thousand is related to medical, $150 thousand to pension and $92 thousand for workers comp. The increase was due to the investment in people for our strategic growth initiative and staffing of new offices. The additional cost of the offices is also evident in the increased expenses in net occupancy and furniture and equipment. Advertising and public relations expense increased $530 thousand. This was due, in part, to our new logo launch. Data processing expenses increased $142 thousand. FDIC assessment expense increased $67 thousand.

Income Taxes

Income tax expense was $519 thousand lower for the three months ended June 30, 2023 compared to the same period in 2022 based mainly on lower earnings. Effective tax rates were 20.33% and 19.86% for 2023 and 2022 respectively.

Net Income

Results overall, net income in the three months ended June 30, 2023 was down $2.3 million as compared to the same period last year. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2023 and 2022

Interest Income

When comparing the six months ended June 30, 2023 and June 30, 2022, average loan balances with the acquisitions of PPSF grew $483.5 million. This represented a 24.7% increase in a one-year time period. Interest income on loan balances increased $18.2 million as compared to the six months ended June 30, 2022. This increase was partly the result of the growth in the year over year loan balances, 5.1% of which was directly attributable to the Company’s recent acquisition and 18.5% of which was due to organic loan growth within the Bank’s broader markets. During the current quarter, the Company reversed previously recognized loan interest income from one relationship in the amount of approximately $463 thousand. The Company's loan portfolio is 28.8% variable with 20.7% of total loans repricing within the next year.

The available-for-sale securities portfolio decreased in average balances by $22.6 million when comparing to the same period in 2022 while the income increased $399 thousand over the six months ended June 30, 2022. Federal funds sold and interest-bearing deposits decreased in average balances by $65.2 million as compared to the same six month period ended June 30, 2022 with increased income of $745 thousand for the current period. The decreased balances have been used to fund loan growth. During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. The loss will be recouped in 0.67 years.

The overall total average balance of the Bank’s earning assets increased by $395.7 million and interest income for the period comparisons was higher for the six months ended June 30, 2023 by 42.3% or $19.4 million as compared to the six month period ended June 30, 2022. Increases in the prime lending rate between periods has contributed to approximately 46% of the growth. Acquisition balances also contributed to the increase in comparison. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from PPSF.

Annualized yield, for the six months ended June 30, 2023, was 4.47% as compared to 3.63% for the comparable period ended June 30, 2022. The following charts demonstrate the increased loan balances accounted for 58.2% of the increased loan interest income while rate increases accounted for the remaining 41.8%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $292 and $278 thousand for the six months ended June 2023 and 2022 which resulted in a federal tax savings of $61 and $60 thousand, respectively.

	(In Thousands)
	Year to Date Ended June 30, 2023		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2023	June 30, 2022
Loans	$2,437,148	$61,068	5.01%	4.39%
Taxable investment securities	398,383	2,985	1.50%	1.24%
Tax-exempt investment securities	25,303	193	1.93%	1.76%
Fed funds sold & other	58,853	933	3.17%	0.30%
Total Interest Earning Assets	$2,919,687	$65,179	4.47%	3.63%

Change in Interest Income Year to Date June 30, 2023 Compared to June 30, 2022

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$18,225	$10,607	$7,618
Taxable investment securities	346	(172)	518
Tax-exempt investment securities	53	46	7
Fed funds sold & other	745	(99)	844
Total Interest Earning Assets	$19,369	$10,382	$8,987

Interest Expense

Offsetting the higher interest income for the six months ended June 30, 2023 was an increase in interest expense of $19.2 million or 461.6% compared to the same period in 2022. Since 2022, average interest-bearing deposit balances have increased $225.2 million or 12.9% and the Company recognized $15.8 million more in interest expense for the most recent quarter. March 2022 saw the first rate change since March of 2020 with an increase of 25 basis points which was followed by an increase of 50 basis points in May and four increases of 75 basis points in June, July, September and November with a final 50 basis point increase in December. To date in 2023, there have been three increases of 25 basis points in February, March and May. Deposit rates have been adjusted numerous times with all of the rate increases. Interest expense on FHLB borrowings and other borrowings increased $2.8 million in the six months ended June 30, 2023 over the same time frame in 2022 due to borrowings taken on from the Peoples acquisition and new FHLB borrowings in 2022 and 2023 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase increased $514 thousand compared to 2022. The average cost of funds increased to 2.10% for the six months ended June 2023 compared to 0.44% for the six months ended June 2022. Liabilities assumed from PPSF can be seen in Note 2.

	(In Thousands)
	Year to Date Ended June 30, 2023		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2023	June 30, 2022
Savings deposits	$1,378,518	$11,181	1.62%	0.21%
Other time deposits	596,168	7,404	2.48%	0.61%
Other borrowed money	174,171	3,393	3.90%	2.16%
Fed funds purchased & securities
sold under agreement to repurchase	39,409	832	4.22%	1.98%
Subordinated notes	34,610	569	3.29%	3.21%
Total Interest Bearing Liabilities	$2,222,876	$23,379	2.10%	0.44%

Change in Interest Expense Year to Date June 30, 2023 Compared to June 30, 2022

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$9,816	$80	$9,736
Other time deposits	6,030	457	5,573
Other borrowed money	2,840	1,329	1,511
Fed funds purchased & securities
sold under agreement to repurchase	514	71	443
Subordinated notes	16	2	14
Total Interest Bearing Liabilities	$19,216	$1,939	$17,277

Overall, net interest spread for the six months ended June 30, 2023 was 82 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets did not offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	June 30, 2023	June 30, 2022	June 30, 2021
Interest/Dividend income/yield	4.47%	3.63%	3.61%
Interest Expense/cost	2.10%	0.44%	0.48%
Net Interest Spread	2.37%	3.19%	3.13%
Net Interest Margin	2.87%	3.30%	3.27%

Net Interest Income

Net interest income increased $153 thousand for the six months ended June 30, 2023 over the same time frame in 2022 with the increase in interest income of $19.4 million offset by the higher interest expense of $19.2 million as previously mentioned. As the new loans added in 2022 and 2023 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase interest income in the long run. Loans as a percentage of earning assets increased to 83.5% for the six months ended 2023 compared to 77.4% for the six months ended June 2022. Loans to total assets increased to 78.8% for the six months ended 2023 compared to 72.7% for the same time period 2022. The percentage of earning assets to total assets increased to 94.4% in 2023 compared to 93.9% in 2022. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for six month periods ended June 30, 2023 and 2022

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for six months ended June 30, 2023 and 2022. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $1.2 million lower for the six months ended June 30, 2023 as compared to the same period in 2022. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $29 thousand lower for the six months ended June 30, 2023 than the same period in 2022. Recoveries were $70 thousand higher in the six months ended June 30, 2023 as compared to 2022. Combined net recoveries were $99 thousand higher for the six months ended June 30, 2023 than for combined net charge-offs for the same time period in 2022. This continues to highlight the strong credit quality of the loan portfolio.

Loans past due 30 days or more, which include no deferrals related to COVID-19, increased $5.6 million at June 30, 2023 as compared to June 30, 2022. The largest changes were attributed to the increase of past due balances in the agricultural portfolio, agricultural real estate portfolio, commercial real estate portfolio and commercial and industrial portfolio. The increase in the agricultural real estate portfolio was attributable to two larger relationships while the increase in the other categories were multiple, smaller relationships.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for six months ended June 30, 2023, 2022, and 2021.

	(In Thousands)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Loans, net of deferred fees and costs	$2,515,793	$2,034,818	$1,458,423
Daily average of outstanding loans	$2,437,148	$1,953,671	$1,374,302
Nonaccrual loans	$6,295	$5,247	$7,031
Nonperforming loans*	$6,295	$5,247	$7,031

Allowance for Credit Losses - January 1,	$20,313	$16,242	$13,672
Adjustment for accounting change	3,564	-	-
Loans Charged off:
Consumer Real Estate	-	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	142
Commercial Real Estate	-	-	-
Commercial and Industrial	-	6	809
Consumer	182	205	100
	182	211	1,051
Loan Recoveries:
Consumer Real Estate	13	9	6
Agriculture Real Estate	104	-	-
Agricultural	-	-	6
Commercial Real Estate	5	5	5
Commercial and Industrial	12	74	10
Consumer	121	97	98
	255	185	125
Net Charge Offs (Recoveries):
Consumer Real Estate	(13)	(9)	(6)
Agriculture Real Estate	(104)	-	-
Agricultural	-	-	136
Commercial Real Estate	(5)	(5)	(5)
Commercial and Industrial	(12)	(68)	799
Consumer	61	108	2
	(73)	26	926
Provision for credit loss	960	2,208	2,341
Allowance for Loan Losses - June 30,	24,910	18,424	15,087
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	2,099	1,167	1,145
Total Allowance for Credit Losses - June 30,	$27,009	$19,591	$16,232
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.07%
Ratio of Nonaccrual Loans to Loans	0.25%	0.26%	0.48%
Ratio of the Allowance for Loan Losses to Loans	0.99%	0.91%	1.03%
Ratio of the Allowance for Loan Losses to Nonaccrual Loans	395.71%	351.44%	214.58%
Ratio of the Allowance for Loan Losses to Nonperforming Loans*	395.71%	351.44%	214.58%
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

Loans classified as nonaccrual were lower as of June 30, 2023 at $4.7 million as compared to $5.2 million as of June 30, 2022. The agricultural portfolio decreased $1.1 million as compared to June 30, 2022. These decreases offset the increases in the other portfolios.

Noninterest Income

Noninterest income was up $786 thousand for the six months ended June 30, 2023 over the same time frame in 2022. Servicing rights income for 1-4 family and agricultural real estate loans increased $2.1 million. This was due to the establishment of agricultural real estate servicing rights of $1.5 million in the first quarter and a change in the accounting estimate of $712 thousand in the second quarter. Combined service fees increased by $2.4 million as compared to the six months ended June 30, 2022. Debit card income increased by $181 thousand and bank owned life insurance cash surrender value increased $81 thousand. Also contributing to the increase was overdraft and returned check charges which increased $116 thousand compared to the six months ended June 30, 2022. Fee income from credit cards decreased by $154 thousand as compared to the six months ended June 30, 2022.

The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $686 thousand lower for the six months ended June 30, 2023 over the same period in 2022. Loan originations on loans held for sale for the six months ended June 30, 2023 were $15.0 million with proceeds from sale at $14.5 million for 2023 compared to 2022’s activity of $47.1 million in originations and $51.4 million in sales. Loan originations driven by refinance activity have drastically decreased with the higher interest rates in 2023. Inventory in many of our markets remain low. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Noninterest Expense

For the six months ended June 30, 2023, noninterest expenses were $7.0 million higher than for the same period in 2022. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $2.9 million in total. This was comprised of increased salaries of $2.3 million and increased benefits of $636 thousand. The increase was due to the investment in people for our strategic growth initiative. Advertising and public relations expense increased $807 thousand. This was due, in part, to our new logo launch. Data processing expenses increased $264 thousand. Credit card expense increased $462 thousand related to the conversion of our credit card platform in the first quarter. The conversion expense also included a scorecard conversion expense of $108 thousand in the first quarter. This represented awards earned by customers that the Company paid to honor rather than allowing them to be lost in the conversion. FDIC assessment expense increased $418 thousand.

Income Taxes

Income tax expense was $887 thousand lower for the six months ended June 30, 2023 compared to the same period in 2022, due to lower earnings. Effective tax rates were 19.99% and 19.64% for six months ended June 30, 2023 and 2022 respectively.

Net Income

Results overall, net income for the six months ended June 30, 2023 was down $1.6 million as compared to the same period last year. As mentioned prior, the Company incurred a one-time expense in the first quarter of $541 thousand related to our credit card platform. A loss of $891 thousand arising from the sale of $21.6 million of investments was also recognized in the first quarter. The Company has done an exceptional job of growing loans while keeping past dues low. The increased cost of funding is impacting the bottom line as it is adjusting faster than our earning assets. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.33%	-1.10%	Rising	3.00%	92,359	-2.91%
3.39%	0.81%	Rising	2.00%	94,543	-0.62%
3.44%	2.28%	Rising	1.00%	96,383	1.32%
3.36%	0.00%	Flat	0.00%	95,132	0.00%
3.11%	-7.63%	Falling	-1.00%	89,085	-6.36%
2.92%	-13.09%	Falling	-2.00%	85,113	-10.53%
2.74%	-18.64%	Falling	-3.00%	81,062	-14.79%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment up to a 1.00% increase and a tightening as it moves from 1.00% towards the 2.00% and 3.00% increases as well as in the falling rate environments. The 1.00% rising rate scenario is predicted to expand the net interest margin and produce a higher level of net interest income. Cost of funds are at 2.10% for the year so the falling shock of 200 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. Once the shocks are falling over 200 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change. All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

Inflation Risk

Periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention. Additionally, inflation may lead to a decrease in our customers’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could also be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions.

Climate Change Risk

There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. While the timing and severity of climate change may not be entirely predictable and our risk management processes may not be effective in mitigating climate risk exposure, we continue to build capabilities to identify, assess, and manage climate risks.

Quantitative Modeling Risk

We rely on quantitative modeling to measure risks and to estimate certain financial values. Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating expected lifetime credit losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes. All models have certain limitations. For instance, these methodologies inherently rely on assumptions, historical analyses, and correlations which may not capture or fully incorporate all relevant conditions and circumstances. As a consequence, such limitations may result in losses, particularly in times of market distress. Additionally, as businesses and markets continue to rapidly evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, inaccurate data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

Reliance on such models presents the risk that our resulting business decisions will be adversely affected due to incorrect, missing, or misleading information. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable. Also, information that we provide to the public or regulators based on poorly designed models could be inaccurate or misleading.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2023.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2023 to 4/30/2023	—		—	—	650,000

5/1/2023 to 5/31/2023	—		—	—	650,000

6/1/2023 to 6/30/2023	208	(2)	23.30	—	650,000
Total	208		23.30	—	650,000

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	August 2, 2023	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	August 2, 2023	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer