Form 10-Q
period 2023-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2023-11-01
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,666,182
Class	Outstanding as of October 27, 2023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - September 30, 2023 and December 31, 2022	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2023 and September 30, 2022	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2023 and September 30, 2022	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Nine Months Ended September 30, 2023 and September 30, 2022	6-7

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2023 and September 30, 2022	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	53-78

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	79

Item 4.	Controls and Procedures	80

PART II.	OTHER INFORMATION	80

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3.	Defaults Upon Senior Securities	83

Item 4.	Mine Safety Disclosures	83

Item 5.	Other Information	83

Item 6.	Exhibits	84

Signatures		85

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$151,711	$83,085
Federal funds sold	1,471	1,324
Total cash and cash equivalents	153,182	84,409
Interest-bearing time deposits	2,989	4,442
Securities - available-for-sale	348,255	390,789
Other securities, at cost	16,995	9,799
Loans held for sale	1,039	827
Loans, net	2,504,329	2,336,074
Premises and equipment	31,723	28,381
Construction in progress	3,044	278
Goodwill	86,358	86,358
Loan servicing rights	5,687	3,549
Bank owned life insurance	33,691	33,073
Other assets	47,388	37,372
Total Assets	$3,234,680	$3,015,351

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$505,358	$532,794
Interest-bearing
NOW accounts	778,133	750,887
Savings	591,344	627,203
Time	700,445	557,980
Total deposits	2,575,280	2,468,864
Federal funds purchased and securities sold under agreements to repurchase	30,527	54,206
Federal Home Loan Bank (FHLB) advances	266,286	127,485
Other borrowings	-	10,000
Subordinated notes, net of unamortized issuance costs	34,673	34,586
Dividend payable	2,838	2,832
Accrued expenses and other liabilities	21,892	19,238
Total liabilities	2,931,496	2,717,211

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 9/30/23 and 12/31/22	135,171	135,497
Treasury stock - 898,843 shares 9/30/23, 956,003 shares 12/31/22	(11,008)	(11,573)
Retained earnings	218,510	212,449
Accumulated other comprehensive loss	(39,489)	(38,233)
Total stockholders' equity	303,184	298,140
Total Liabilities and Stockholders' Equity	$3,234,680	$3,015,351

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2022, Condensed Consolidated Balance Sheet has been derived from the audited Condensed Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Income
Loans, including fees	$33,783	$24,119	$94,851	$66,962
Debt securities:
U.S. Treasury and government agencies	1,005	1,049	3,103	3,107
Municipalities	392	373	1,201	995
Dividends	246	93	517	192
Federal funds sold	6	-	36	19
Other	927	213	1,830	382
Total interest income	36,359	25,847	101,538	71,657
Interest Expense
Deposits	13,323	2,166	31,908	4,905
Federal funds purchased and securities sold under agreements to repurchase	349	416	1,181	734
Borrowed funds	2,741	398	6,134	951
Subordinated notes	284	284	853	837
Total interest expense	16,697	3,264	40,076	7,427
Net Interest Income - Before Provision for Credit Losses*	19,662	22,583	61,462	64,230
Provision for Credit Losses - Loans*	460	1,637	1,420	3,845
Provision for Credit Losses - Off Balance Sheet Credit Exposures*	(76)	-	(143)	-
Net Interest Income After Provision for Credit Losses*	19,278	20,946	60,185	60,385
Noninterest Income
Customer service fees	2,208	2,300	7,016	7,096
Other service charges and fees	1,162	1,105	5,519	3,111
Net gain on sale of loans	294	327	469	1,188
Net loss on sale of available-for-sale securities	-	-	(891)	-
Total noninterest income	3,664	3,732	12,113	11,395
Noninterest Expense
Salaries and wages	6,777	5,479	19,934	16,347
Employee benefits	2,066	1,392	6,302	4,992
Net occupancy expense	950	693	2,646	1,813
Furniture and equipment	1,189	1,047	3,652	3,111
Data processing	840	781	2,362	2,039
Franchise taxes	434	254	1,179	1,429
ATM expense	640	580	1,946	1,656
Advertising	865	578	2,209	1,115
Net (gain) loss on sale of other assets owned	49	-	49	(271)
FDIC assessment	586	271	1,388	655
Servicing rights amortization - net	106	(50)	429	35
Consulting fees	179	254	640	665
Other general and administrative	2,363	2,192	8,083	6,613
Total noninterest expense	17,044	13,471	50,819	40,199
Income Before Income Taxes	5,898	11,207	21,479	31,581
Income Taxes	1,121	2,253	4,235	6,254
Net Income	$4,777	$8,954	$17,244	$25,327
Basic Earnings Per Share	$0.35	$0.68	$1.26	$1.94
Diluted Earnings Per Share	$0.35	$0.68	$1.26	$1.94
Dividends Declared	$0.2100	$0.2100	$0.6300	$0.6025

See Notes to Condensed Consolidated Unaudited Financial Statements

*ASU 2016-13 adopted during the first quarter of 2023; therefore, September 30, 2022 provision amount reflects the incurred loss method.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$4,777	$8,954	$17,244	$25,327
Other Comprehensive Loss (Net of Tax):
Net unrealized loss on available-for-sale securities	(4,514)	(8,197)	(2,480)	(43,738)
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	891	-
Net unrealized loss on available-for-sale securities	(4,514)	(8,197)	(1,589)	(43,738)
Tax benefit	(947)	(1,721)	(333)	(9,185)
Other comprehensive loss	(3,567)	(6,476)	(1,256)	(34,553)
Comprehensive Income (Loss)	$1,210	$2,478	$15,988	$(9,226)

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE Months Ended September 30, 2023

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2023	13,608,422	$135,497	$(11,573)	$212,449	$(38,233)	$298,140
Cumulative effect of change in accounting principle (ASU 2016-13)	-	-	-	(3,371)	-	(3,371)
Balance - January 1, 2023 as adjusted for change in accounting principle	13,608,422	135,497	(11,573)	209,078	(38,233)	294,769

Net income	-	-	-	6,466	-	6,466
Other comprehensive income	-	-	-	-	7,047	7,047
Issuance of 21,700 shares of restricted stock	21,700	(562)	263	299	-	-
Stock-based compensation expense	-	306	-	-	-	306
Cash dividends declared - $0.21 per share	-	-	-	(2,831)	-	(2,831)
Balance - March 31, 2023	13,630,122	135,241	(11,310)	213,012	(31,186)	305,757
Net income	-	-	-	6,001	-	6,001
Other comprehensive loss	-	-	-	-	(4,736)	(4,736)
Purchase of treasury stock	(208)	-	(5)	-	-	(5)
Forfeiture of 4,050 shares of restricted stock	(4,050)	106	(93)	(13)	-	-
Stock-based compensation expense	-	300	-	-	-	300
Director stock award	9,048	-	110	70	-	180
Cash dividends declared - $0.21 per share	-	-	-	(2,834)	-	(2,834)
Balance - June 30, 2023	13,634,912	135,647	(11,298)	216,236	(35,922)	304,663
Net income	-	-	-	4,777	-	4,777
Other comprehensive loss	-	-	-	-	(3,567)	(3,567)
Purchase of treasury stock	(9,605)	-	(194)	-	-	(194)
Issuance of 41,225 shares of restricted stock (Net of forfeitures - 950)	40,275	(819)	484	335	-	-
Stock-based compensation expense	-	343	-	-	-	343
Cash dividends declared - $0.21 per share	-	-	-	(2,838)	-	(2,838)
Balance - September 30, 2023	13,665,582	$135,171	$(11,008)	$218,510	$(39,489)	$303,184

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income	$17,244	$25,327
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,587	2,148
Amortization of premiums on available-for-sale securities, net	1,150	1,632
Capitalized additions to servicing rights	(2,567)	(461)
Servicing rights amortization and impairment	429	35
Amortization of core deposit intangible	1,242	597
Amortization of customer list intangible	92	92
Net accretion of fair value adjustments	(2,909)	(3,392)
Amortization of subordinated note issuance costs	87	86
Stock-based compensation expense	949	640
Director stock award	180	120
Provision for credit losses - loans	1,420	3,845
Provision for credit losses - off balance sheet credit exposures	(143)	-
Gain on sale of loans held for sale	(469)	(1,188)
Originations of loans held for sale	(26,337)	(61,285)
Proceeds from sale of loans held for sale	26,594	68,005
(Gain) Loss on sale of other assets owned	49	(271)
Loss on sales of securities available-for-sale	891	-
Increase in cash surrender value of bank owned life insurance	(618)	(493)
Change in other assets and other liabilities, net	(8,307)	(13,468)
Net cash provided by operating activities	11,564	21,969
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	16,940	25,061
Sales	21,963	-
Purchases	-	(35,986)
Activity in other securities, at cost:
Sales	1,573	-
Purchases	(8,769)	(65)
Change in interest-bearing time deposits	1,453	5,726
Proceeds from sale of other assets owned	216	430
Additions to premises and equipment	(8,995)	(1,706)
Loan originations and principal collections, net	(170,471)	(283,836)
Net cash used in investing activities	(146,090)	(290,376)
Cash Flows from Financing Activities
Net change in deposits	106,820	91,432
Net change in federal funds purchased and securities sold under agreements to repurchase	(23,679)	26,534
Proceeds from FHLB advances	345,000	100,000
Repayment of FHLB advances	(206,146)	(21,855)
Repayment of other borrowings	(10,000)	(30,000)
Purchase of treasury stock	(199)	(308)
Cash dividends paid on common stock	(8,497)	(7,549)
Net cash provided by financing activities	203,299	158,254
Net Increase (Decrease) in Cash and Cash Equivalents	68,773	(110,153)
Cash and Cash Equivalents - Beginning of year	84,409	180,823
Cash and Cash Equivalents - End of period	$153,182	$70,670

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental Information
Supplemental cash flow information:
Interest paid	$37,055	$7,765
Income taxes paid	5,000	5,700
Supplemental noncash disclosures:
Cash dividends declared not paid	2,838	2,627

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that are expected for the year ended December 31, 2023. The Condensed Consolidated Balance Sheet of the Company as of December 31, 2022, has been derived from the audited Condensed Consolidated Balance Sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through Farmers & Merchants State Bank (the "Bank"). Interest income is primarily recognized on an accrual basis according to nondiscretionary formulas written in contracts, such as loan agreements or investment security contracts. The Company also earns noninterest income from various banking and financial services provided to business and consumer clients such as deposit account, debit card, and mortgage banking services. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed.

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

On October 1, 2022, the Company acquired Peoples-Sidney Financial Corporation (PPSF), the bank holding company for Peoples Federal Savings and Loan Association, a community bank with three full-service offices in Sidney, Anna and Jackson Center, Ohio, in addition to a separate drive-thru location in Sidney, Ohio. PPSF shareholders had the opportunity to elect to receive either 0.6597 shares of Farmers & Merchants Bancorp, Inc. (FMAO) stock or $24.00 per share in cash for each PPSF share owned, subject to a requirement under the Merger Agreement that the minimum number of PPSF shares exchanged for FMAO shares in the merger was no less than 758,566. Fractional shares of FMAO common stock were not issued in respect of fractional interests arising from the merger but were paid in cash pursuant to the merger agreement. PPSF had 1,167,025 shares outstanding on October 1, 2022. The share price of FMAO stock on October 1, 2022 was $26.87. Total consideration for the acquisition was approximately $23.2 million of which $9.8 million was in cash and $13.4 million in stock. As a result of the acquisition, the Company increased its deposit base in Sidney and the greater Shelby County and reduced transaction costs. The Company has reduced costs through economies of scale.

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $23.2 million, $6.0 million has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis. Goodwill of $5.9 million, which resulted from the acquisition, consists largely of the synergies and economies of scale expected from combining the operations of the Company and Peoples Federal Savings and Loan Association. Of that total amount, none of the purchase price was deductible for tax purposes. The following table summarizes the consideration paid for Peoples Federal Savings and Loan Association and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

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

The fair value of the assets acquired included loans with a fair value of $101.8 million. The gross principal and contractual interest due under the contracts was $116.1 million of which none was expected to be uncollectible. The loans have a weighted average life of 44.4 months.

The fair value of buildings and land included in premises and equipment was written up $581 thousand with $597 thousand attributable to the buildings and is being amortized over the remaining life of each building. The combined average remaining life of the buildings is 12.8 years.

The fair value for certificates of deposit incorporated a valuation amount of $662 thousand which is being amortized over 1.1 years. The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $69 thousand which is being amortized over 5.2 years.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$680	$-	$798	$-
Additions	2	-	6	-
Accretion	(58)	-	(174)	-
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	(6)	-
Ending Balance	$624	$-	$624	$-

On October 1, 2021, the Company acquired Perpetual Federal Savings Bank, (PFSB), a community bank with one full-service office in Urbana, Ohio. Shareholders of PFSB elected to receive either 1.7766 shares of FMAO stock or $41.20 per share in cash for each PFSB share owned, subject to adjustment based upon 1,833,999 shares of FMAO to be issued in the merger. PFSB had 2,470,032 shares outstanding on October 1, 2021. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on October 1, 2021 was $22.40. Total consideration for the acquisition was approximately $100.3 million consisting of $59.2 million in cash and $41.1 million in stock. As a result of the acquisition, the Company has had an opportunity to increase its deposit base and reduce transaction costs. In addition, the Company has reduced costs through economies of scale.

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $100.3 million, $668 thousand has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis. Goodwill of $25.2 million, which resulted from the acquisition, consists largely of the synergies and economies of scale expected from combining the operations of the Company and Perpetual Federal Savings Bank. Of that total amount, none of the purchase price was deductible for tax purposes. The following table summarizes the consideration paid for Perpetual Federal Savings Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

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

The fair value of the assets acquired included loans with a fair value of $334.7 million. The gross principal and contractual interest due under the contracts was $403.3 million, of which $5.6 million was expected to be uncollectible. The loans have a weighted average life of 52 months.

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

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$3,572	$4,710	$4,236	$5,262
Additions	14	28	39	125
Accretion	(456)	(330)	(1,145)	(979)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	(2)	-	(2)
Ending Balance	$3,130	$4,406	$3,130	$4,406

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

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $20.0 million, $980.2 thousand has been allocated to core deposit intangible included in other assets and will be amortized over seven years on a straight line basis. Goodwill of $7.9 million, which resulted from the acquisition, consists largely of the synergies and economies of scale expected from combining the operations of the Company and Ossian State Bank and is deductible for tax purposes over 15 years. The following table summarizes the consideration paid for Ossian State Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

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

The fair value of the assets acquired included loans with a fair value of $52.4 million. The gross principal and contractual interest due under the contracts was $63.7 million, of which $1.1 million was expected to be uncollectible. The loans have a weighted average life of 52 months.

The fair value of building and land included in premises and equipment was written down by $596 thousand with $244 thousand attributable to buildings and will be accreted over the useful life of 39 years,

The fair value for certificates of deposit incorporated a valuation amount of $59 thousand which was accreted over 1.4 years.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$382	$557	$470	$645
Additions	-	1	-	1
Accretion	(44)	(44)	(132)	(132)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$338	$514	$338	$514

The results of operations of Ossian State Bank, Perpetual Federal Savings Bank and Peoples Federal Savings and Loan Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021, October 1, 2021 and October 1, 2022, respectively. The following schedule includes pro-forma results for the three and nine months ended September 30, 2023 and 2022 as if the Peoples Federal Savings and Loan Bank acquisition had occurred as of the beginning of the comparable prior reporting period. The acquisitions of Ossian State Bank and Perpetual Federal Savings Bank are already included as they had occurred prior to that period.

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Summary of Operations
Net Interest Income - Before Provision for Credit Losses	$19,662	$24,060	$61,462	$68,123
Provision for Credit Losses	384	1,637	1,215	3,758
Net Interest Income After Provision for Credit Losses	19,278	22,423	60,247	64,365
Noninterest Income	3,664	2,037	12,113	9,958
Noninterest Expense	17,044	14,235	50,697	43,074
Income Before Income Taxes	5,898	10,225	21,663	31,249
Income Taxes	1,121	1,942	4,272	6,035
Net Income	$4,777	$8,283	$17,391	$25,214
Basic and Diluted Earnings Per Share	$0.35	$0.61	$1.28	$1.86

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transactions, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects. The pro-forma information for the three and nine months ended September 30, 2023 includes approximately $316 thousand and $1.0 million, net of tax, respectively, of operating revenue from Peoples Federal Savings and Loan Bank since January 1, 2023.

The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

On January 1, 2019, the Company acquired Limberlost Bancshares, Inc. (“Limberlost”), the bank holding company for Bank of Geneva, a community bank based in Geneva, Indiana. Bank of Geneva operated six full-service offices in the northeast Indiana communities of Geneva, Berne, Decatur, Monroe, Portland and Monroeville. Shareholders of Limberlost received 1,830 shares of FMAO common stock and $8,465.00 in cash for each share. Limberlost had 1,000 shares outstanding on January 1, 2019. The share price of FMAO stock on January 1, 2019 was $38.49. Total consideration for the acquisition was approximately $78.9 million consisting of $8.5 million in cash and $70.4 million in stock. As a result of the acquisition, the

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Company has had an opportunity to increase its deposit base and reduce transaction costs. The Company has also reduced costs through economies of scale.

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $78.9 million, $3.9 million has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis. Goodwill of $43.3 million, which resulted from the acquisition, consists largely of the synergies and economies of scale expected from combining the operations of the Company and Bank of Geneva. Of that total amount, none of the purchase price was deductible for tax purposes.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$575	$994	$785	$1,198
Additions	6	2	11	10
Accretion	(109)	(107)	(324)	(319)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$472	$889	$472	$889

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

The amortization expense of the core deposit intangible for the nine months ended September 30, 2022 was $597 thousand. Of the approximately $1.7 million to be expensed in 2023, $1.2 million has been expensed for the nine months ended September 30, 2023. Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the nine months ended September 30, 2022 was $92 thousand. Of the $123 thousand to be expensed in 2023, $92 thousand has been expensed for the nine months ended September 30, 2023. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2023	$123
2024	123
2025	123
2026	123
2027	47
Thereafter	-
$539

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2023 and December 31, 2022, are as follows:

	(In Thousands)
	September 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$91,356	$-	$(9,378)	$81,978
U.S. Government agencies	140,993	-	(17,231)	123,762
Mortgage-backed securities	92,356	-	(15,876)	76,480
State and local governments	73,536	3	(7,504)	66,035
Total available-for-sale securities	$398,241	$3	$(49,989)	$348,255

	(In Thousands)
	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$104,507	$-	$(9,829)	$94,678
U.S. Government agencies	156,817	-	(17,050)	139,767
Mortgage-backed securities	101,068	-	(14,141)	86,927
State and local governments	76,794	69	(7,446)	69,417
Total available-for-sale securities	$439,186	$69	$(48,466)	$390,789

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2023
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(9,378)	$81,978	$(9,378)	$81,978
U.S. Government agencies	-	-	(17,231)	123,762	(17,231)	123,762
Mortgage-backed securities	-	-	(15,876)	76,480	(15,876)	76,480
State and local governments	(148)	5,677	(7,356)	59,105	(7,504)	64,782
Total available-for-sale securities	$(148)	$5,677	$(49,841)	$341,325	$(49,989)	$347,002

	(In Thousands)
	December 31, 2022
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(207)	$9,121	$(9,622)	$85,557	$(9,829)	$94,678
U.S. Government agencies	(1,081)	24,560	(15,969)	114,906	(17,050)	139,466
Mortgage-backed securities	(2,454)	26,905	(11,687)	60,022	(14,141)	86,927
State and local governments	(3,223)	38,771	(4,223)	25,610	(7,446)	64,381
Total available-for-sale securities	$(6,965)	$99,357	$(41,501)	$286,095	$(48,466)	$385,452

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2023	2022	2023	2022
Gross realized gains	$-	$-	$12	$-
Gross realized losses	-	-	(903)	-
Net realized losses	$-	$-	$(891)	$-
Tax benefit related to net realized losses	$-	$-	$(187)	$-

The net realized losses on sales and related tax benefit is a reclassification out of accumulated other comprehensive loss. The net realized losses are included in net loss on sale of available-for-sale securities and the related tax benefit is included in income taxes in the condensed consolidated statements of income and comprehensive income (loss).

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$17,092	$16,708
After one year through five years	249,459	220,779
After five years through ten years	35,451	30,574
After ten years	3,883	3,714
Total	$305,885	$271,775
Mortgage-backed securities	92,356	76,480
Total	$398,241	$348,255

Investments with a carrying value of $185.0 million and $134.8 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $60.5 million were pledged to the Federal Reserve's Bank Term Funding Program (BTFP) to secure additional borrowing capacity as of September 30, 2023.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $14.8 million as of September 30, 2023 and $8.1 million as of December 31, 2022. Other securities also includes Ohio Equity Fund for Housing Limited Partnership funding of $2.1 million and $1.7 million out of a total of $4.0 million committed as of September 30, 2023 and December 31, 2022, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of September 30, 2023 and December 31, 2022 are summarized below:

	(In Thousands)
Loans:	September 30, 2023	December 31, 2022
Consumer Real Estate	$512,973	$494,423
Agricultural Real Estate	225,672	220,819
Agricultural	123,735	128,733
Commercial Real Estate	1,304,118	1,152,603
Commercial and Industrial	250,891	242,360
Consumer	83,024	89,147
Other	31,083	29,818
	2,531,496	2,357,903
Less: Net deferred loan fees and costs	(1,890)	(1,516)
	2,529,606	2,356,387
Less: Allowance for credit losses	(25,277)	(20,313)
Loans - Net	$2,504,329	$2,336,074

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2023 and December 31, 2022:

	(In Thousands)
	September 30, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$330,689	$182,284	$354,420	$140,003
Agricultural Real Estate	128,681	96,991	144,702	76,117
Agricultural	57,301	66,434	52,867	75,866
Commercial Real Estate	1,013,000	291,118	941,927	210,676
Commercial and Industrial	141,010	109,881	130,513	111,847
Consumer	82,956	68	88,972	175
Other	21,499	9,584	20,029	9,789

As of September 30, 2023 and December 31, 2022 one to four family residential mortgage loans amounting to $213.0 million and $222.5 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank. $11.2 million and $10.4 million of HELOCs were pledged as of September 30, 2023 and December 31, 2022 as well. During the second quarter of 2023 the Bank began pledging eligible commercial real estate to the FHLB. At September 30, 2023 the amount pledged was $161.2 million.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2023 and December 31, 2022, net of deferred loan fees and costs:

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$2,116	$559	$346	$3,021	$509,969	$512,990	$-
Agricultural Real Estate	1,227	-	60	1,287	224,083	225,370	-
Agricultural	60	1,498	1,524	3,082	120,889	123,971	-
Commercial Real Estate	503	5	255	763	1,300,851	1,301,614	-
Commercial and Industrial	16	-	855	871	280,968	281,839	-
Consumer	104	67	7	178	83,644	83,822	-
Total	$4,026	$2,129	$3,047	$9,202	$2,520,404	$2,529,606	$-

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,536	$635	$90	$2,261	$492,162	$494,423	$-
Agricultural Real Estate	118	2	1,550	1,670	218,844	220,514	-
Agricultural	433	-	152	585	128,341	128,926	-
Commercial Real Estate	74	-	180	254	1,150,257	1,150,511	-
Commercial and Industrial	953	-	182	1,135	270,984	272,119	-
Consumer	83	37	-	120	89,774	89,894	-
Total	$3,197	$674	$2,154	$6,025	$2,350,362	$2,356,387	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by class of loans as of September 30, 2023 and the recorded investment of nonaccrual loans by class of loans as of December 31, 2022:

	(In Thousands)
	September 30, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$689	$689	$-
Agricultural Real Estate	15,948	15,948	-
Agricultural	4,695	4,695	-
Commercial Real Estate	254	254	-
Commercial & Industrial	854	854	-
Consumer	7	7	-
Total	$22,447	$22,447	$-

(In Thousands)
December 31, 2022

Consumer Real Estate	$612
Agricultural Real Estate	1,921
Agricultural	152
Commercial Real Estate	903
Commercial & Industrial	1,096
Consumer	5
Total	$4,689

Two borrower relationships resulted in a combined increase to nonaccrual totals of $15.6 million in the agricultural real estate portfolio and a combined increase of $4.5 million in the agricultural portfolio as compared to December 31, 2022. The Company recognized $74 thousand and $210 thousand of interest income on nonaccrual loans for the three and nine months ending September 30, 2023, respectively.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table reflects loan balances as of September 30, 2023 based on year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer Real Estate
Risk Rating
Pass (1-4)	$60,417	$92,081	$92,221	$84,478	$131,759	$460,956	$49,921	$510,877
Special Mention (5)	-	-	-	-	68	68	-	68
Substandard (6)	-	40	640	-	1,337	2,017	28	2,045
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$60,417	$92,121	$92,861	$84,478	$133,164	$463,041	$49,949	$512,990
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$24,866	$39,508	$25,649	$26,348	$87,181	$203,552	$97	$203,649
Special Mention (5)	-	249	16	-	5,307	5,572	-	5,572
Substandard (6)	-	-	12,196	187	3,766	16,149	-	16,149
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$24,866	$39,757	$37,861	$26,535	$96,254	$225,273	$97	$225,370
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$15,439	$22,361	$9,654	$4,977	$6,281	$58,712	$59,510	$118,222
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	516	634	2,011	1,090	-	4,251	1,498	5,749
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural	$15,955	$22,995	$11,665	$6,067	$6,281	$62,963	$61,008	$123,971
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Commercial Real Estate
Risk Rating
Pass (1-4)	$159,888	$448,961	$252,124	$127,752	$254,825	$1,243,550	$-	$1,243,550
Special Mention (5)	33,926	-	-	10,944	11,392	56,262	-	56,262
Substandard (6)	92	-	-	75	1,635	1,802	-	1,802
Doubtful (7)	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$193,906	$448,961	$252,124	$138,771	$267,852	$1,301,614	$-	$1,301,614
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-
Commercial & Industrial
Risk Rating
Pass (1-4)	$45,543	$54,615	$26,541	$21,958	$3,952	$152,609	$93,655	$246,264
Special Mention (5)	189	-	216	184	451	1,040	356	1,396
Substandard (6)	-	469	-	906	257	1,632	1,458	3,090
Doubtful (7)	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$45,732	$55,084	$26,757	$23,048	$4,660	$155,281	$95,469	$250,750
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Other
Risk Rating
Pass (1-4)	$2,810	$-	$17,360	$6,017	$4,902	$31,089	$-	$31,089
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-
Total Other	$2,810	$-	$17,360	$6,017	$4,902	$31,089	$-	$31,089
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents payment performance as of September 30, 2023 by year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$18,585	$44,435	$11,939	$5,811	$2,999	$83,769	$46	$83,815
Nonperforming	-	-	-	7	-	7	-	7
Total Consumer	$18,585	$44,435	$11,939	$5,818	$2,999	$83,776	$46	$83,822
Gross charge-offs YTD	$163	$41	$88	$38	$-	$330	$-	$330

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents collateral-dependent loans grouped by collateral as of September 30, 2023:

(In Thousands)
Real
Estate
Consumer Real Estate	$-
Agricultural Real Estate	-
Agricultural	311
Commercial Real Estate	-
Commercial & Industrial	1
Consumer	-
Total	$312

Information about impaired loans as of December 31, 2022 and September 30, 2022 are presented for comparison purposes and are as follows:

	(In Thousands)
	December 31, 2022	September 30, 2022

Impaired loans without a valuation allowance	$4,194	$5,835
Impaired loans with a valuation allowance	4,663	4,918
Total impaired loans	$8,857	$10,753
Valuation allowance related to impaired loans	$1,996	$2,436
Total non-accrual loans	$4,689	$5,470
Total loans past-due ninety days or more and still accruing	$-	$-
Quarter ended average investment in impaired loans	$9,660	$10,662
Year to date average investment in impaired loans	$10,710	$11,059

The Bank had approximately $3.6 million of its impaired loans classified as troubled debt restructured (TDR) as of December 31, 2022 and $4.0 million as of September 30, 2022.

Under ASC 310-40, TDRs were eliminated from being classified as such for 2023 and will no longer be reported as such. Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. During the three months ended September 30, 2023, there were no new modifications to borrowers experiencing financial difficulty. During the third quarter of 2022, three new loans were considered TDR as a result of the continuance of interest only payment modifications. These three loans stemmed from a single relationship with a borrower.

For the three months ended September 30, 2023 and 2022, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

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

The following tables present loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2022 and for the year ended December 31, 2022.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

As of September 30, 2023, the Company had no foreclosed residential real estate property obtained by physical possession and $92 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession or consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2022. As of September 30, 2022, the Company had no foreclosed residential real estate property obtained by physical possession and $211 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

The allowance does not include an accretable yield of $4.6 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively, nor a nonaccretable yield of $138 thousand as of December 31, 2022, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the Company’s Condensed Consolidated Balance Sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and nine months ended September 30, 2023:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended September 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,998	$237	$107	$16,681	$2,767	$1,120	$24,910
Provision for credit losses - loans	(170)	77	78	123	(65)	417	460
Charge-offs	-	-	-	-	-	(148)	(148)
Recoveries	14	1	-	1	6	33	55
Ending Balance	$3,842	$315	$185	$16,805	$2,708	$1,422	$25,277

	(In Thousands)
	Consumer Real Estate		Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998		$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	-	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses-loans	(57)		27	84	1,374	(527)	519	1,420
Charge-offs	-		-	-	-	-	(330)	(330)
Recoveries	27		105	-	6	18	154	310
Ending Balance	$3,842		$315	$185	$16,805	$2,708	$1,422	$25,277

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity in the AULC for the three and nine months ended September 30, 2023:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended September 30, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,099
Provision for credit losses - off balance sheet credit exposures	(76)
Charge-offs	-
Recoveries	-
Ending Balance	$2,023

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Nine Months Ended September 30, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for credit losses-off balance sheet credit exposures	(143)
Charge-offs	-
Recoveries	-
Ending Balance	$2,023

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Additional analysis, presented in thousands, related to the ALLL for the three and nine months ended September 30, 2022 in addition to the ending balances, presented in thousands, as of December 31, 2022 is as follows:

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

Any stock awards to senior management are made in March with other members of management receiving any awards in August. On March 1, 2023, senior management received stock awards of 21,700 shares worth approximately $562,030. During the third quarter of 2023, other members of management received stock awards of 41,225 shares worth approximately $844,018.

	(In thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per share
Net income	$4,777	$8,954	$17,244	$25,327
Less: distributed earnings allocated to participating securities	(33)	(26)	(95)	(67)
Less: undistributed earnings allocated to participating securities	(20)	(42)	(90)	(148)
Net earnings available to common shareholders	$4,724	$8,886	$17,059	$25,112

Weighted average common shares outstanding including participating securities	13,650,823	13,083,145	13,633,101	13,071,859
Less: average unvested restricted shares	(152,127)	(99,838)	(146,184)	(111,209)
Weighted average common shares outstanding	13,498,696	12,983,307	13,486,917	12,960,650
Basic and diluted earnings per share	$0.35	$0.68	$1.26	$1.94

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

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$81,978	$-	$-
U.S. Government agencies	-	123,762	-
Mortgage-backed securities	-	76,480	-
State and local governments	-	63,608	2,427
Total Securities Available-for-Sale	$81,978	$263,850	$2,427

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$94,678	$-	$-
U.S. Government agencies	-	139,767	-
Mortgage-backed securities	-	86,927	-
State and local governments	-	66,072	3,345
Total Securities Available-for-Sale	$94,678	$292,766	$3,345

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine month periods ended September 30, 2023 and September 30, 2022. During the three month period ended March 31, 2022, there was one security transferred from Level 3 to Level 2.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at July 1, 2023	$1,831	$1,278	$3,109

Change in Fair Value	-	(25)	(25)

Payments, Maturities & Calls	(657)	-	(657)

Reclassification & Adjustments	-	-	-

Balance at September 30, 2023	$1,174	$1,253	$2,427

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at July 1, 2022	$2,089	$1,325	$3,414

Change in Fair Value	(19)	(29)	(48)

Payments, Maturities & Calls	-	-	-

Reclassification & Adjustments	-	-	-

Balance at September 30, 2022	$2,070	$1,296	$3,366

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345

Change in Fair Value	5	(21)	(16)

Payments, Maturities & Calls	(902)	-	(902)

Reclassification & Adjustments	-	-	-

Balance at September 30, 2023	$1,174	$1,253	$2,427

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2022	$2,307	$2,466	$4,773

Change in Fair Value	(77)	(181)	(258)

Payments, Maturities & Calls	(160)	-	(160)

Reclassification & Adjustments	-	(989)	(989)

Balance at September 30, 2022	$2,070	$1,296	$3,366

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2023 and December 31, 2022, such assets consist primarily of collateral dependent loans. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2023 and December 31, 2022, fair value of collateral dependent loans categorized as Level 3 was $312 thousand and $2.7 million, respectively.

During 2023, impairment was recognized on real estate servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the real estate servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $3 thousand at September 30, 2023. There was no impairment at December 31, 2022.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2023	Valuation Technique	Unobservable Inputs	Average)
State and local government	$2,427	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	3.96- 5.78% (5.18%)

Collateral dependent loans	312	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25.00-50.00% (26.37%)

Real estate servicing rights	35	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	5.71- 7.33% (7.29%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2022	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,345	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	2.08-5.01% (4.38%)

Collateral dependent impaired loans	2,667	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-29.01% (24.13%)

Real estate servicing rights	-	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	— % ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2023
	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$312	$-	$-	$312
Real estate servicing rights	35	-	-	35

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$2,667	$-	$-	$2,667
Real estate servicing rights	-	-	-	-

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2023 and December 31, 2022 are reflected below.

	(In Thousands)
	September 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$153,182	$153,182	$153,182	$-	$-
Interest-bearing time deposits	2,989	2,977	-	2,977	-
Securities - available-for-sale	348,255	348,255	81,978	263,850	2,427
Other securities	16,995	16,995	-	-	16,995
Loans held for sale	1,039	1,023	-	-	1,023
Loans, net	2,504,329	2,336,246	-	-	2,336,246
Interest receivable	12,902	12,902	-	-	12,902

Financial Liabilities:
Interest bearing deposits	$1,369,477	$1,369,406	$-	$-	$1,369,406
Non-interest bearing deposits	505,358	505,358	505,358	-	-
Time deposits	700,445	691,341	-	-	691,341
Total Deposits	2,575,280	2,566,105	505,358	-	2,060,747

Federal funds purchased and securities sold under agreement to repurchase	30,527	30,527	-	-	30,527
Federal Home Loan Bank advances	266,286	260,871	-	-	260,871
Other borrowings	-	-	-	-	-
Subordinated notes, net of unamortized issuance costs	34,673	30,642	-	30,642	-
Interest payable	4,760	4,760	-	-	4,760

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,409	$84,409	$84,409	$-	$-
Interest-bearing time deposits	4,442	4,440	-	4,440	-
Securities - available-for-sale	390,789	390,789	94,678	292,766	3,345
Other securities	9,799	9,799	-	-	9,799
Loans held for sale	827	815	-	-	815
Loans, net	2,336,074	2,171,152	-	-	2,171,152
Interest receivable	10,440	10,440	-	-	10,440

Financial Liabilities:
Interest bearing deposits	$1,378,090	$1,377,944	$-	$-	$1,377,944
Non-interest bearing deposits	532,794	532,794	532,794	-	-
Time deposits	557,980	543,737	-	-	543,737
Total Deposits	2,468,864	2,454,475	532,794	-	1,921,681

Federal funds purchased and securities sold under agreement to repurchase	54,206	54,206	-	-	54,206
Federal Home Loan Bank advances	127,485	125,761	-	-	125,761
Other borrowings	10,000	10,000	-	10,000	-
Subordinated notes, net of unamortized issuance costs	34,586	30,993	-	30,993	-
Interest payable	1,739	1,739	-	-	1,739

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased as of September 30, 2023 and $22.6 million as of December 31, 2022. During the same time periods, the Company had $30.5 million and $31.6 million in securities sold under agreement to repurchase.

	September 30, 2023
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$1,559	$-	$-	$28,968	$30,527
Total	$1,559	$-	$-	$28,968	$30,527

	December 31, 2022
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,573	$-	$-	$-	$22,573
Repurchase agreements
US Treasury & agency securities	$1,115	$-	$-	$30,518	$31,633
Total	$23,688	$-	$-	$30,518	$54,206

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

	September 30, 2023		December 31, 2022
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(327)	$35,000	$(414)

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

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance was effective for the Company on January 1, 2023. The Company adopted ASU 2022-02 effective January 1, 2023. There was no financial impact as a result of adopting the standard.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

By the end of the first quarter 2023, the focus of most financial institutions quickly changed to liquidity and deposit generation. For the Bank, a focus on deposit generation continued through the next two quarters. The Company has experienced great success with organic growth in deposits, growing over 4.3%, or $106.4 million since year end 2022, and liquidity was strengthened in the process. Cash and cash equivalents increased $68.8 million over the same time period. Uninsured deposits based on FDIC coverage as a percentage of total deposits was 18.84% as of September 30, 2023, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 9.11%. The use of the financial network products, such as the Certificate of Deposit Account Registry “CDars” and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Competition for deposits remains high and it has caused the Bank’s cost of funds to increase significantly and for the net interest margin to tighten. While interest income increased nearly $30 million over year-to-date September 30, 2022, interest expense increased more, just over $32.5 million over the comparable time period. The attractiveness to depositors for the Certificate of Deposit product is a large factor in the increased cost of funds, for new depositors and those moving funds from lower-yielding deposit account products.

During the quarter, the Bank opened two full-service locations – one located in Oxford, Ohio and the other in Downtown Toledo, Ohio. A loan production office was already providing a lending service in Oxford and the opening of the office enables us to deepen those relationships with deposit services. The Downtown Toledo office allows us to better service our Lucas County customers and reach more of the Toledo community. Since the end of the quarter, the Bank has opened two additional full-service locations – one located in Downtown Fort Wayne, Indiana and the other in Birmingham, Michigan. Birmingham represents our first Michigan full-service office, and we look forward to the additional deposits that will be opened and serviced there. We have long serviced Michigan customers with our Ohio offices, and this will broaden our reach, specifically with business customers where we have only had a loan relationship. The Downtown Fort Wayne office is a regional office, combining retail with a loan production office in one location. Due to various construction constraints and unexpected opportunities, these offices opened closer together, time wise, than we had originally expected. Deposit growth is anticipated for the next quarters. The Bank has already seen improvement in the monthly number of net new checking accounts being opened since the start of the year.

Another bright spot for the third quarter is the over 30 days past due loan percentage was the lowest of the year at 0.35% as of September 30, 2023. The Bank continues to monitor this ratio closely as one of the indicators for the strength of our credit portfolio. The increase in nonaccruals was due mainly to one agricultural relationship where the Bank is well collateralized and does not foresee a loss.

Loan demand on the Ag side has been relatively flat as our customer base’s financial position has been strong and rising interest rates have created hesitation for new borrowings. Seasonal borrowings on operating lines of credit continue in a normal pattern. The performance of the Ag portfolio has been positive as grain, livestock and Agri-businesses have benefited from several profitable years. The growing conditions in 2023 for most of our market area have been favorable with average to above average yields anticipated. Commodity prices have provided opportunities to price 2023 production at profitable levels but have begun to decline. The overall performance of the Ag portfolio is expected to be stable in 2023.

The Bank's Commercial banking division started the first half of 2023 with an active pipeline. With the rising rate environment, the third quarter was a flat loan growth period. 2022 and year-to-date 2023 client performance remains good; however, client concerns remain focused around inflation, raising interest rates, availability of workforce, interruptions and delays in the supply chain. Overall credit quality of the portfolio remains good, past dues and delinquencies remained low throughout 2023. 2023 fee income remains solid through the third quarter.

The Bank's Home Loan division is staying consistent in production even with the raising rate environment and low housing inventory throughout our regions in 2023. We have seen a decrease in refinance applications, but an increase in home equity requests. This is mainly due to borrowers not wanting to give up the low rate of their 1st mortgages but still wanting to use the equity in their homes for home improvement, debt consolidations, etc. Our preapproval requests are staying consistent, but many borrowers are still dealing with losing out on multiple offer situations and low inventory. Our team is focusing on building lasting relationships and educating our borrowers and communities. Our credit quality remains good and our delinquencies low for 2023.

The Company has made strides in our 3-year strategic plan as it relates to the investment in infrastructure and technology. The investment has resulted in the launch of new shared services group formation, marketing and human resource department restructures. Salary expenses are also higher due to the staffing of the new locations. Full time equivalent employee count increased from 431 as of December 31, 2022, to 465 as of September 30, 2023. The competition for talent is as fierce as it is for core deposits. A new Bank website was rolled out with more features and benefits. It includes an updated online banking experience along with the rollout of the new brand. While the cost of these investments has hampered short-term performance, the Company remains focused on the long-term benefits.

Time, without rate changes by the Federal Reserve, will be beneficial so the Bank’s 3/1 (3 year fixed/1 year variable), 5/1 and 7/1 commercial real estate loans of prior years can reach the repricing trigger to become variable and reprice at higher rates. The Bank continues to monitor and stress the portfolios to verify the customers have the ability to repay at a higher rate.

The Company remains well capitalized and is confident of our ability to manage through the unprecedented rapid interest rate increases. Our commitment to pay a consistent and ever-increasing dividend to our shareholders remains.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-seven full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold. These include a new office in downtown Toledo and in Oxford, Ohio which formerly was a successful LPO for the Bank. The Bank also operates three Loan Production Offices (LPOs), one each in Ohio, Indiana and Michigan.

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

The Bank’s primary market includes communities located in the Ohio counties of Butler, Champaign, Defiance, Fulton, Hancock, Henry, Lucas, Shelby, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At September 30, 2023, we had 465 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

In December 2020, new Qualified Mortgage (QM) Definition rules were issued by the Consumer Financial Protection Bureau. One set of rules revised the General QM definition and another set added the definition of a Seasoned QM Loan. Both QM Loan rules originally had an effective date of March 1, 2021. The revised General QM rule replaced the General QM loans definition of a 43% debt-to-income (DTI) limit with a focus on the loan pricing and whether the Annual Percentage Rate exceeds the average prime offer rate by less than 2.25 percentage points. Compliance with the revised General QM Loan rule had a mandatory compliance date of July 1, 2021. The existing Temporary Government Sponsored Entity (GSE) QM option was set to expire as of the mandatory compliance date for the revised General QM Rule. Subsequently, the CFPB issued a final rule published in the Federal Register on April 30, 2021 which delayed and extended the mandatory compliance date for the revised General QM rule to October 1, 2022. The Company complies with the revised price-based new General QM Loan definition and its requirements. Since the Company sells fixed rate consumer mortgage loans to the Federal Home Loan Mortgage Corporation, it must remain attentive to their current loan underwriting requirements.

On March 30, 2023, the CFPB issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses are defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data would be reported to the CFPB which will then make aggregated information publicly available. These new final rules have a phased implementation period with the largest lenders being required to collect and report data first.

Lenders that originated at least 2,500 small business loans annually must begin data collection on October 1, 2024. Lenders that originated at least 500 small business loans annually will be required to begin data collection as of April 1, 2025. For those Lenders that originated at least 100 small business loans annually, data collection will be required to begin as of January 1, 2026. The Bank conducted a preliminary assessment based on the number of covered loans originated in 2022. Based on the preliminary assessment, the Bank would be subject to the data collection requirements as of April 1, 2025. Data collection and reporting of small business loans does not include nonprofit or government entities or businesses with gross annual revenues that exceed $5 million. Additionally, data collection involves demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and an LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race, and sex. Applicants can refuse to provide demographic information. Implementation of these final rules will involve significant changes to processes and procedures in conjunction with new software configurations to accommodate and capture required data points regarding applications and final action taken. Presently, the Bank's compliance data for commencement of small business lending data collection is uncertain. A lawsuit filed in May 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument is the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and which is based upon another pending lawsuit which is awaiting a hearing by the U.S. Supreme Court regarding CFPB's funding. An injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. As a member of the American Bankers Association, the Bank is presently impacted by the injunction on implementation of the Section 1071 final rule.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2023, December 31, 2022, and September 30, 2022 there were no OREO property holdings.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $10.8 million at September 30, 2023 and was reported in Other Assets on the Condensed Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

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

The categories of off-balance sheet exposures are the same as the categories for the ACL presented prior. The construction funding assumptions for the first six months were based on a sample of loans in the portfolio and their weighted average draw percentages. The remaining amounts are assumed to be drawn during the second six months. For all term loan groupings that are solely term loans, (e.g., CRE, Single Family, Farmland and Consumer), we have assumed 50% funded months 0-6 and 100% thereafter. For HELOC, we forecast utilization will return to 2019's level of 46% (pre-pandemic), which would result in a 9% increase - we have straight-lined that over the next year. For Agriculture loans, we assume 17% funding in the next six months, 21% funding in the next twelve months and 25% funding after a year. For C&I loans, we assume 6% funding in the next six months, 8% funding in the next twelve months and 11% funding after a year. As the Company adjusted funding assumptions, it did not have material effects on the calculation. We have utilized internal data to make these assumptions, which we believe is representative of our portfolio.

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

While the process is similar to the process for valuing single family real estate servicing rights, the ag servicing valuation utilizes different strata, prepayment speeds and other assumptions in order to account for the differences in behavior between ag loans and single 1-4 family mortgages. USDA rate indications, SBA market indications and Farmer Mac 3-month Cost of Funds Index adjustments are utilized in the quarterly valuation process.

As a result of this refined analysis, representing a change in accounting estimate, management recognized an additional $712 thousand of agricultural loan servicing rights during the quarter ended June 30, 2023. This change in estimate took place during the quarter ended June 30, 2023, and had no effect on past periods. No change in accounting estimate was required during the third quarter. Management intends to continue to obtain the appraisal of the agricultural real estate loan servicing rights from the independent third party specialist on a quarterly basis.

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

For purposes of determining impairment, the real estate servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third-party valuation firm, reviews the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition, based upon the independent third party's valuation of the Bank's servicing rights, management then establishes a valuation allowance by each stratum, if necessary, to quantify the likely impairment of the value of the servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying servicing rights based on market conditions.

The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had begun to experience a slowdown in its growth mode last quarter and it slowed even further in the third quarter. It is partly due to a natural decrease in borrowers loan demand as higher interest rates have made projected capital outlays too costly. The Bank has also experienced a more challenging environment in which to raise lower cost core deposits. Therefore, we also chose to participate out a portion of our larger loans with other financial institutions, both new loans and some existing. The Bank has also maintained an emphasis on servicing existing clients and focus on prudent growth within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits or borrowings. While securities are generally considered as a source of cash, in the current environment, it is unlikely that they would be sold for such funding needs. Growing deposits will be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities. This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth.

As the competition for deposits has increased, the Company has increased emphasis on its liquidity position. The frequency of management liquidity meetings was increased to weekly in order to be more responsive to opportunities and threats as they arise. These have proven to be very beneficial and will continue throughout year end. Additional capacity has also been created through enrollment and pledging $60.5 million of securities, having a par value of $71.9 million, to the Federal Reserve's Bank Term Funding Program (BTFP). The BTFP collateral values are based on the par value of the securities rather than the fair values most other lenders utilize. Currently, par values are higher than fair value which results in a higher available balance for borrowings. As of September 30, 2023, the Company had not utilized any funding from the BTFP.

Liquidity in terms of cash and cash equivalents ended $68.8 million higher as of September 30, 2023 than it was at December 31, 2022. Cash and cash equivalents increased $82.0 million over June 30, 2023. Prior year’s excess liquidity along with an increase of Federal Home Loan Bank advances of $138.8 million helped to fund the $168.3 million increase in net loans since year end 2022. All loan portfolios with the exception of the Agricultural portfolio and Consumer portfolio increased compared to December 31, 2022 with the largest increase in the commercial real estate portfolio.

In comparing to the same prior year period, the September 30, 2023 (net of deferred fees and cost) loan balances of $2.5 billion accounted for $387.0 million or 18.1% increase when compared to 2022’s $2.1 billion. The year over year improvement was made up of a combined increase in commercial and industrial related loans of 20.2%. Individual growth was comprised of 22.6% in commercial real estate loans and 9.3% in non-real estate commercial loans. Consumer real estate loans increased by 23.3% and consumer loans by 18.0%. Agricultural related loans increased 4.7% year over year. Individual growth was comprised of 10.1% in agricultural real estate partially offset by a decrease of 3.8% in non-real estate agricultural loans. Other loans increased by 1.4%. The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share. The acquisition of Peoples Federal Savings and Loan Association in the fourth quarter of 2022 brought $101.8 million of loans to the portfolio. See Note 2 to the consolidated financial statements.

The chart below shows the breakdown of the loan portfolio category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2023	September 30, 2022	September 30, 2021
	Amount	Amount	Amount
Consumer Real Estate	$512,990	$416,044	$202,370
Agricultural Real Estate	225,370	204,787	179,051
Agricultural	123,971	128,818	105,722
Commercial Real Estate	1,301,614	1,061,904	727,418
Commercial and Industrial	250,756	229,338	194,286
Consumer	83,822	71,063	55,619
Other	31,083	30,662	31,096

Total Loans, net of deferred fees and costs	$2,529,606	$2,142,616	$1,495,562

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of September 30, 2023.

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$10,911	$32,484	$152,335	$321,728
Agricultural Real Estate	432	4,911	66,767	154,302
Agricultural	54,943	43,568	21,907	3,352
Commercial Real Estate	58,782	409,025	604,326	232,164
Commercial and Industrial	92,537	107,615	50,437	839
Consumer	1,635	51,034	30,477	98
Other	2,844	1,527	17,134	9,584

Management feels confident that liquidity needs for future growth can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $118 million and $73 million of unsecured borrowing capacity through its correspondent banks as of September 30, 2023 and December 31, 2022, respectively. The Bank also had access to $150.1 million and $130.4 million through a Cash Management Advance with the Federal Home Loan Bank as of September 30, 2023 and December 31, 2022, respectively. The Bank's borrowing capacity limits at the Federal Home Loan Bank would have allowed draws on the Cash Management Advance of $37.5 million and $2.0 million at September 30, 2023 and December 31, 2022, respectively. Additionally, the Bank had a borrowing capacity under the BTFP of $71.9 million at September 30, 2023.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2021, 2022, and 2023. The security portfolio decreased $42.5 million in the first nine months of 2023 from year end 2022 due to the sale of $22.0 million of securities and a $1.6 million increase in unrealized losses. The security portfolio decreased $47.2 million from September 2022 due to an increase of gross unrealized losses of $2.2 million and the aforementioned sale. The amount of pledged investment securities increased by $110.7 million as compared to year end and $112.5 million as compared to September 30, 2022. As of September 30, 2023, pledged investment securities totaled $245.5 million.

An additional $37.5 million is also available to the Bank from the Federal Home Loan Bank based on current amounts of pledged collateral. At the present time, only 1-4 family, home equity, commercial real estate portfolios and specific securities are pledged.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased 7.3% since year end 2022 and grew 16.2% since September 30, 2022. The largest growth in both periods was in the loan portfolios. Goodwill also increased $5.9 million compared to September 30, 2022. Refer to Note 2 for information on assets acquired from PPSF.

Federal Home Loan Bank advances accounted for the largest growth within liabilities, up 108.9% or $138.8 million since year end and 160.7% or $164.1 million over September 30, 2022 balances. Deposits increased, 4.3% or $106.4 million since year end 2022 and increased 12.8% or $292.2 million over September 30, 2022. The mix of deposits saw an increases in time deposits and NOW accounts since December 31, 2022. Noninterest-bearing accounts and savings accounts saw decreases from December 31, 2022. Refer to Note 2 for information on liabilities acquired from PPSF. As of September 30, 2023, total uninsured deposits of the Bank were $232.8 million, or 9.11% of total deposits. If the amount of coverage is adjusted for what is insured by FDIC alone, the percentage is 18.8%, or $481.7 million of uninsured deposits as of September 30, 2023. The underlying difference between these two percentages is the protection required for public funds which the Bank uses securities to pledge in Ohio and in Indiana, a state insurance fund exists.

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

Shareholders’ equity increased by $5.0 million as of the third quarter of 2023 compared to year end 2022. Earnings exceeded dividend declarations during the nine months ended September 30, 2023. Accumulated other comprehensive loss increased in unrealized loss position by $1.3 million from December 2022 to an unrealized loss of $39.5 million on September 30, 2023. A portion of this decrease is attributable to the aforementioned sale of securities making the loss realized in the first quarter 2023. The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 is over $2.5 million. Dividends declared remained unchanged from the previous quarter at $0.21 per share. Compared to September 30, 2022, shareholders’ equity increased 8.1% or $22.6 million. Profits were lower year to date September 2023 than year to date September 2022 by $8.1 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of September 30, 2023, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.0 million dividend during the third quarter.

The Bank continues to be well-capitalized at September 30, 2023 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.80%
Risk Based Capital Tier I	10.87%
Total Risk Based Capital	11.85%
Stockholders' Equity/Total Assets	10.12%
Capital Conservation Buffer	3.85%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2023 and 2022

Interest Income

When comparing third quarter 2023 to third quarter 2022, average loan balances with the acquisitions of PPSF grew $454.4 million. This represented a 21.8% increase in a one-year time period. Interest income on loans increased $9.7 million as compared to the quarter ended September 30, 2022. During the current quarter, the Company reversed loan interest income from one relationship in the amount of approximately $492 thousand of which approximately $324 thousand was previously recognized in prior periods. The current quarter also included loan income of $594 thousand from the recovery of two acquired relationships that had been fully charged off prior to acquisition. The Company's loan portfolio is 29.9% variable with 13.3% of total loans repricing within the next three months.

The available-for-sale securities portfolio decreased in average balances by $29.5 million when comparing to the same quarter in 2022 while the income increased $128 thousand over third quarter 2022. Federal funds sold and interest-bearing deposits increased in average balances by $27.2 million as compared to the same quarter in 2022 with increased income of $720 thousand for the current quarter. The increased balances are the result of the focus on liquidity and deposit generation. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from PPSF.

The overall total average balance of the Bank’s earning assets increased by $452.1 million and interest income for the quarter comparisons was higher for third quarter 2023 by 40.7% or $10.5 million as compared to third quarter 2022. Increases in the prime lending rate between periods has contributed to approximately 49.9% of the growth.

Annualized yield, for the quarter ended September 30, 2023, was 4.79% as compared to 4.00% for the quarter ended September 30, 2022. The following charts demonstrate increased loan balances accounted for 54.5% of the increased loan interest income while rate increases accounted for the remaining 45.5%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $133 and $158 thousand for the third quarter 2023 and 2022 which resulted in a federal tax savings of $28 and $33 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended September 30, 2023		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2023	September 30, 2022
Loans	$2,536,885	$33,783	5.33%	4.63%
Taxable investment securities	393,910	1,559	1.58%	1.35%
Tax-exempt investment securities	23,986	84	1.77%	1.79%
Fed funds sold & other	85,515	933	4.36%	1.46%
Total Interest Earning Assets	$3,040,296	$36,359	4.79%	4.00%

Change in Interest Income Quarter to Date September 30, 2023 Compared to September 30, 2022

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$9,664	$5,264	$4,400
Taxable investment securities	133	(96)	229
Tax-exempt investment securities	(5)	(5)	-
Fed funds sold & other	720	100	620
Total Interest Earning Assets	$10,512	$5,263	$5,249

Interest Expense

Outpacing the higher interest income improvement for the quarter was an increase in interest expense in 2023 of $13.4 million or 411.6% compared to third quarter 2022. Since 2022, average interest-bearing deposit balances have increased $283.0 million or 16.2% and the Company recognized $11.2 million more in interest expense for the most recent quarter. March 2022 saw the first rate change by the Federal Reserve since March of 2020 with an increase of 25 basis points which was followed by an increase of 50 basis points in May and four increases of 75 basis points in June, July, September and November with a final 50 basis point increase in December. To date in 2023, there have been four increases of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all the rate increases. Interest expense on FHLB borrowings and other borrowings increased $2.3 million in the third quarter 2023 over the same time frame in 2022 due to borrowings taken on from the Peoples acquisition and new FHLB borrowings in 2022 and 2023 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $67 thousand compared to third quarter 2022 due to the decrease of $29.3 million in average balances which was partially offset by increased interest rates. Another factor in the increased cost of funds is the change in the mix of funding. More growth has occurred in interest bearing deposit balances supplemented with increased borrowings. The Bank continues to focus on capturing the full customer relationship; however, it has resulted in more expensive deposits being brought in. The average cost of funds increased to 2.82% in third quarter 2023 compared to 0.68% in third quarter 2022. Refer to Note 8 for additional information on subordinated notes. Liabilities assumed from PPSF can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended September 30, 2023		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2023	September 30, 2022
Savings deposits	$1,367,168	$7,673	2.24%	0.48%
Other time deposits	667,880	5,650	3.38%	0.55%
Other borrowed money	266,467	2,741	4.11%	2.63%
Fed funds purchased & securities
sold under agreement to repurchase	34,128	349	4.09%	2.63%
Subordinated notes	34,654	284	3.28%	3.29%
Total Interest Bearing Liabilities	$2,370,297	$16,697	2.82%	0.68%

Change in Interest Expense Quarter to Date September 30, 2023 Compared to September 30, 2022

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$6,087	$46	$6,041
Other time deposits	5,070	334	4,736
Other borrowed money	2,343	1,356	987
Fed funds purchased & securities
sold under agreement to repurchase	(67)	(192)	125
Subordinated notes	-	1	(1)
Total Interest Bearing Liabilities	$13,433	$1,545	$11,888

Overall, net interest spread for the third quarter 2023 was 135 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets did not offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	September 30, 2023	September 30, 2022	September 30, 2021
Interest/Dividend income/yield	4.79%	4.00%	3.85%
Interest Expense/cost	2.82%	0.68%	0.45%
Net Interest Spread	1.97%	3.32%	3.40%
Net Interest Margin	2.59%	3.49%	3.53%

Net Interest Income

Net interest income decreased $2.9 million for the third quarter 2023 over the same time frame in 2022 with the increase in interest income of $10.5 million offset by the higher interest expense of $13.4 million as previously mentioned. As the new loans added in 2022 and 2023 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets increased to 83.4% in third quarter 2023 compared to 80.5% in third quarter 2022. Loans to total assets increased to 78.8% in third quarter 2023 compared to 76.1% for the same period 2022. The percentage of earning assets to total assets decreased slightly to 94.4% in 2023 compared to 94.5% in 2022. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for three month periods ended September 30, 2023 and 2022

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolio accounted for the largest component of recoveries and charge-offs for three months ended September 30, 2023 and 2022. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $1.2 million lower for the three months ended September 30, 2023 as compared to the same period in 2022. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $25 thousand higher during the three months ended September 30, 2023 than the same period in 2022. Recoveries were $3 thousand higher during the three months ended September 30, 2023 as compared to same period in 2022. Combined net charge-offs were $22 thousand higher in the three months ended September 30, 2023 than the same time period 2022.

Loans past due 30 or more days increased $3.9 million at September 30, 2023 as compared to September 30, 2022. The largest changes were attributed to the increase of past due balances in the agricultural portfolio and consumer real estate portfolio.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended September 30, 2023 , 2022, and 2021.

* Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

	(In Thousands)
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Loans, net of deferred fees and costs	$2,529,606	$2,142,616	$1,495,562
Daily average of outstanding loans	$2,536,885	$2,082,486	$1,490,988
Nonaccrual loans	$22,447	$5,470	$6,248
Nonperforming loans*	$22,447	$5,470	$6,248

Allowance for Credit Losses - July 1,	$24,910	$18,424	$15,087
Adjustment for accounting change	-	-	-
Loans Charged off:
Consumer Real Estate	-	-	2
Agriculture Real Estate	-	-	-
Agricultural	-	-	1
Commercial Real Estate	-	-	-
Commercial and Industrial	-	-	5
Consumer	148	123	95
	148	123	103
Loan Recoveries:
Consumer Real Estate	14	6	3
Agriculture Real Estate	1	-	-
Agricultural	-	1	1
Commercial Real Estate	1	2	3
Commercial and Industrial	6	8	9
Consumer	33	35	39
	55	52	55
Net Charge Offs (Recoveries):
Consumer Real Estate	(14)	(6)	(1)
Agriculture Real Estate	(1)	-	-
Agricultural	-	(1)	-
Commercial Real Estate	(1)	(2)	(3)
Commercial and Industrial	(6)	(8)	(4)
Consumer	115	88	56
	93	71	48
Provision for Credit Losses	460	1,637	659
Allowance for Loan Losses - September 30,	25,277	19,990	15,698
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	2,023	1,118	1,039
Total Allowance for Credit Losses - September 30,	$27,300	$21,108	$16,737
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.89%	0.26%	0.42%
Ratio of the Allowance for Loan Losses to Loans	1.00%	0.93%	1.05%
Ratio of the Allowance for Loan Losses to Nonaccrual Loans	112.61%	365.44%	251.26%
Ratio of the Allowance for Loan Losses to Nonperforming Loans*	112.61%	365.44%	251.26%

Loans classified as nonaccrual were higher as of September 30, 2023 at $22.4 million as compared to $5.5 million as of September 30, 2022. The agricultural portfolio and agricultural real estate portfolios saw the largest increases while the commercial real estate portfolio decreased as compared to September 30, 2022. The increases in the agricultural portfolio and the agricultural real estate portfolio resulted from two borrower relationships where the Bank is well collateralized.

The following table presents the balances for allowance for credit losses by loan type at September 30, 2023 and September 30, 2022.

	(In Thousands)		(In Thousands)
	September 30, 2023		September 30, 2022
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$3,842	15.20%	$926	19.42%
Agricultural Real Estate	315	1.25%	356	9.56%
Agricultural	185	0.73%	756	6.01%
Commercial Real Estate	16,805	66.48%	11,551	49.56%
Commercial and Industrial	2,708	10.71%	5,670	12.13%
Consumer	1,422	5.63%	725	3.32%
Unallocated	-	0.00%	6	0.00%
Allowance for Loan Losses	25,277		19,990
Off Balance Sheet Commitments	2,023		1,118
Total Allowance for Credit Losses	$27,300		$21,108

Noninterest Income

Noninterest income was down $68 thousand for the three months ended September 30, 2023 over the same time frame in 2022. Combined service fees decreased by $35 thousand as compared to the three months ended September 30, 2022. Servicing rights income for 1-4 family and agricultural real estate loans increased $103 thousand as compared to the same period in 2022. Debit card income increased by $48 thousand and bank owned life insurance cash surrender value increased $45 thousand. Overdraft and returned check charges increased $26 thousand compared to the three months ended September 30, 2022. Fee income from credit cards increased by $18 thousand as compared to 2022.

The Company has seen a decrease in its mortgage production volume due to the heightened borrowing costs and continued lack of housing inventory in many of our markets. The gain on the sale of these loans was $33 thousand lower for the three months ended September 30, 2023 over the same period in 2022. Loan originations on loans held for sale for the three months ended September 30, 2023 were $11.4 million with proceeds from sale at $12.1 million for 2023 compared to 2022’s activity of $14.2 million in originations and $16.6 million in sales. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The impact of servicing rights, both to income and expense, is shown in the following table which reconciles the value of servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the nine months ended September 30, 2023 and 2022, servicing rights caused a net $2.1 million in income and $13 thousand in income, respectively. The higher capitalized additions for 2023 are attributed to $2.3 million of rights related to agricultural loans. Amortization of agricultural loan servicing rights was $62 thousand for the first nine months of 2023. For loans of 15 years and less, the market value of the servicing rights was 1.057% in the third quarter 2023 versus 0.988% in third quarter 2022. For loans over 15 years, the value was 1.176% versus 1.299% for the same periods respectively. A valuation allowance of $414 thousand was established during 2021. During the first quarter of 2022, $134 thousand of the valuation allowance was reversed with an additional $91 thousand of the valuation reversed during second quarter 2022. In the third quarter of 2022, $188 thousand of the valuation was reversed. As of September 30, 2023, the carrying value of two strata were slightly below the market value requiring a $3 thousand valuation allowance to be established.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2023	2022	2023	2022
Beginning Balance	$5,637	$3,615	$3,549	$3,571
Capitalized Additions	158	107	2,567	461
Amortization	(105)	(138)	(426)	(448)
Ending Balance, September 30,	5,690	3,584	5,690	3,584
Valuation Allowance	(3)	(1)	(3)	(1)
Servicing Rights net, September 30,	$5,687	$3,583	$5,687	$3,583

Noninterest Expense

For the three months ended September 30, 2023, noninterest expenses were $3.6 million higher than for the same period in 2022. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $2.0 million in total. This was comprised of increased salaries of $1.3 million and increased benefits of $674 thousand of which $458 thousand is related to medical, $116 thousand to pension and $15 thousand for workers compensation. The increase was due to the investment in people for our strategic growth initiative and staffing of new offices. The additional cost of the offices is also evident in the increased expenses in net occupancy and furniture and equipment. Advertising and public relations expense increased $287 thousand. Data processing expenses increased $59 thousand. FDIC assessment expense increased $315 thousand.

Income Taxes

Income tax expense was $1.1 million lower for the three months ended September 30, 2023 compared to the same period in 2022 based mainly on lower earnings. Effective tax rates were 19.01% and 20.10% for 2023 and 2022 respectively.

Net Income

Results overall, net income in the three months ended September 30, 2023 was down $4.2 million as compared to the same period last year. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2023 and 2022

Interest Income

When comparing the nine months ended September 30, 2023 and September 30, 2022, average loan balances with the acquisitions of PPSF grew $473.7 million. This represented a 23.7% increase in a one-year time period. Interest income on loan balances increased $27.9 million as compared to the nine months ended September 30, 2022. This increase was partly the result of the growth in the year over year loan balances, 4.9% of which was directly attributable to the Company’s recent acquisition and 13.2% of which was due to organic loan growth within the Bank’s broader markets. During the current quarter, the Company reversed loan interest income from one relationship in the amount of approximately $492 thousand of which approximately $324 thousand was previously recognized in prior periods. The current quarter also included loan income of $594 thousand from the recovery of two acquired relationships that had been fully charged off prior to acquisition. In the second quarter of 2023, the Company reversed previously recognized loan interest income from one relationship in the amount of approximately $463 thousand. The Company's loan portfolio is 29.9% variable with 13.3% of total loans repricing during the remainder of 2023 and 22.3% of total loans repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $24.9 million when comparing to the same period in 2022 while the income increased $527 thousand over the nine months ended September 30, 2022. Federal funds sold and interest-bearing deposits decreased in average balances by $34.1 million as compared to the same nine month period ended September 30, 2022 with increased income of $1.5 million for the current period. The decreased balances have been used to fund loan growth. During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. The loss will be recouped in 0.67 years.

The overall total average balance of the Bank’s earning assets increased by $414.7 million and interest income for the period comparisons was higher for the nine months ended September 30, 2023 by 41.7% or $29.9 million as compared to the nine month period ended September 30, 2022. Increases in the prime lending rate between periods has contributed to approximately 48.0% of the growth. Acquisition balances also contributed to the increase in comparison. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from PPSF.

Annualized yield, for the nine months ended September 30, 2023, was 4.57% as compared to 3.76% for the comparable period ended September 30, 2022. The following charts demonstrate the increased loan balances accounted for 57.0% of the increased loan interest income while rate increases accounted for the remaining 43.0%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $425 and $445 thousand for the nine months ended September 2023 and 2022 which resulted in a federal tax savings of $89 and $93 thousand, respectively.

	(In Thousands)
	Year to Date Ended September 30, 2023		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2023	September 30, 2022
Loans	$2,470,770	$94,851	5.12%	4.47%
Taxable investment securities	396,917	4,544	1.53%	1.28%
Tax-exempt investment securities	24,865	277	1.88%	1.77%
Fed funds sold & other	67,869	1,866	3.67%	0.52%
Total Interest Earning Assets	$2,960,421	$101,538	4.57%	3.76%

Change in Interest Income Year to Date September 30, 2023 Compared to September 30, 2022

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$27,889	$15,893	$11,996
Taxable investment securities	479	(268)	747
Tax-exempt investment securities	48	41	7
Fed funds sold & other	1,465	(134)	1,599
Total Interest Earning Assets	$29,881	$15,532	$14,349

Interest Expense

Offsetting the higher interest income for the nine months ended September 30, 2023 was an increase in interest expense of $32.6 million or 439.6% compared to the same period in 2022. Since 2022, average interest-bearing deposit balances have increased $237.9 million or 13.6% and the Company recognized $27.0 million more in interest expense for the most recent nine months. March 2022 saw the first rate change by the Federal Reserve since March of 2020 with an increase of 25 basis points which was followed by an increase of 50 basis points in May and four increases of 75 basis points in June, July, September and November with a final 50 basis point increase in December. To date in 2023, there have been four increases of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all of the rate increases. Interest expense on FHLB borrowings and other borrowings increased $5.2 million in the nine months ended September 30, 2023 over the same time frame in 2022 due to borrowings taken on from the Peoples acquisition and new FHLB borrowings in 2022 and 2023 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase increased $447 thousand compared to 2022. The average cost of funds increased to 2.35% for the nine months ended September 2023 compared to 0.53% for the nine months ended September 2022. Liabilities assumed from PPSF can be seen in Note 2.

	(In Thousands)
	Year to Date Ended September 30, 2023		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2023	September 30, 2022
Savings deposits	$1,373,110	$18,854	1.83%	0.30%
Other time deposits	620,071	13,054	2.81%	0.59%
Other borrowed money	204,927	6,134	3.99%	2.34%
Fed funds purchased & securities
sold under agreement to repurchase	37,649	1,181	4.18%	2.30%
Subordinated notes	34,625	853	3.28%	3.23%
Total Interest Bearing Liabilities	$2,270,382	$40,076	2.35%	0.53%

Change in Interest Expense Year to Date September 30, 2023 Compared to September 30, 2022

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$15,903	$129	$15,774
Other time deposits	11,100	803	10,297
Other borrowed money	5,183	2,646	2,537
Fed funds purchased & securities
sold under agreement to repurchase	447	(85)	532
Subordinated notes	16	3	13
Total Interest Bearing Liabilities	$32,649	$3,496	$29,153

Overall, net interest spread for the nine months ended September 30, 2023 was 101 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets did not offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	September 30, 2023	September 30, 2022	September 30, 2021
Interest/Dividend income/yield	4.57%	3.76%	3.70%
Interest Expense/cost	2.35%	0.53%	0.47%
Net Interest Spread	2.22%	3.23%	3.23%
Net Interest Margin	2.77%	3.37%	3.36%

Net Interest Income

Net interest income decreased approximately $2.8 million for the nine months ended September 30, 2023 over the same time frame in 2022 with the increase in interest income of $29.9 million offset by the higher interest expense of $32.6 million as previously mentioned. As the new loans added in 2022 and 2023 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase interest income in the long run. Loans as a percentage of earning assets increased to 83.5% for the nine months ended 2023 compared to 78.4% for the nine months ended September 2022. Loans to total assets increased to 78.8% for the nine months ended 2023 compared to 73.9% for the same time period 2022. The percentage of earning assets to total assets increased to 94.4% in 2023 compared to 94.1% in 2022. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for nine month periods ended September 30, 2023 and 2022

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for nine months ended September 30, 2023 and 2022. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $2.4 million lower for the nine months ended September 30, 2023 as compared to the same period in 2022. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $4 thousand lower for the nine months ended September 30, 2023 than the same period in 2022. Recoveries were $73 thousand higher in the nine months ended September 30, 2023 as compared to 2022. Combined net charge-offs were $20 thousand higher for the nine months ended September 30, 2023 than for the same time period in 2022. This continues to highlight the strong credit quality of the loan portfolio.

Loans past due 30 days or more increased $3.9 million at September 30, 2023 as compared to September 30, 2022. The largest changes were attributed to the increase of past due balances in the agricultural portfolio and consumer real estate portfolio.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for nine months ended September 30, 2023, 2022, and 2021.

	(In Thousands)
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Loans, net of deferred fees and costs	$2,529,606	$2,142,616	$1,495,562
Daily average of outstanding loans	$2,470,770	$1,997,081	$1,413,625
Nonaccrual loans	$22,447	$5,470	$6,248
Nonperforming loans*	$22,447	$5,470	$6,248

Allowance for Credit Losses - January 1,	$20,313	$16,242	$13,672
Adjustment for accounting change	3,564	-	-
Loans Charged off:
Consumer Real Estate	-	-	2
Agriculture Real Estate	-	-	-
Agricultural	-	-	143
Commercial Real Estate	-	-	-
Commercial and Industrial	-	6	814
Consumer	330	328	195
	330	334	1,154
Loan Recoveries:
Consumer Real Estate	27	15	9
Agriculture Real Estate	105	-	-
Agricultural	-	1	7
Commercial Real Estate	6	7	8
Commercial and Industrial	18	82	19
Consumer	154	132	137
	310	237	180
Net Charge Offs (Recoveries):
Consumer Real Estate	(27)	(15)	(7)
Agriculture Real Estate	(105)	-	-
Agricultural	-	(1)	136
Commercial Real Estate	(6)	(7)	(8)
Commercial and Industrial	(18)	(76)	795
Consumer	176	196	58
	20	97	974
Provision for credit loss	1,420	3,845	3,000
Allowance for Loan Losses - September 30,	25,277	19,990	15,698
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	2,023	1,118	1,039
Total Allowance for Credit Losses - September 30,	$27,300	$21,108	$16,737
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.07%
Ratio of Nonaccrual Loans to Loans	0.89%	0.26%	0.42%
Ratio of the Allowance for Loan Losses to Loans	1.00%	0.93%	1.05%
Ratio of the Allowance for Loan Losses to Nonaccrual Loans	112.61%	365.44%	251.26%
Ratio of the Allowance for Loan Losses to Nonperforming Loans*	112.61%	365.44%	251.26%
* Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

Loans classified as nonaccrual were higher as of September 30, 2023 at $22.4 million as compared to $5.5 million as of September 30, 2022. The agricultural portfolio and agricultural real estate portfolio saw the largest increases while the commercial real estate portfolio decreased as compared to September 30, 2022.

Noninterest Income

Noninterest income was up $718 thousand for the nine months ended September 30, 2023 over the same time frame in 2022. Servicing rights income for 1-4 family and agricultural real estate loans increased $2.1 million. This was due to the establishment of agricultural real estate servicing rights of $1.5 million in the first quarter and a change in the accounting estimate of $712 thousand in the second quarter. Combined service fees increased by $2.3 million as compared to the nine months ended September 30, 2022. $2.1 million of this increase was due to the aforementioned servicing rights income. Debit card income increased by $230 thousand and bank owned life insurance cash surrender value increased $125 thousand. Also contributing was overdraft and returned check charges which increased $142 thousand compared to the nine months ended September 30, 2022. Fee income from credit cards decreased by $136 thousand as compared to the nine months ended September 30, 2022.

The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $719 thousand lower for the nine months ended September 30, 2023 over the same period in 2022. Loan originations on loans held for sale for the nine months ended September 30, 2023 were $26.3 million with proceeds from sale at $26.6 million for 2023 compared to 2022’s activity of $61.3 million in originations and $68.0 million in sales. The Bank was able to improve the percentage of gain on sale per loan through an adjustment in processing during the third quarter 2023. Loan originations driven by refinance activity have drastically decreased with the higher interest rates in 2023. Inventory in many of our markets remain low. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Noninterest Expense

For the nine months ended September 30, 2023, noninterest expenses were $10.6 million higher than for the same period in 2022. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $4.9 million in total. This was comprised of increased salaries of $3.6 million and increased benefits of $1.3 million. The increase was due to the investment in people for our strategic growth initiative. Advertising and public relations expense increased $1.1 million. This was due, in part, to our new logo launch. Data processing expenses increased $323 thousand. Credit card expense increased $109 thousand related to the conversion of our credit card platform in the first quarter. The conversion expense also included a scorecard conversion expense of $108 thousand in the first quarter. This represented awards earned by customers that the Company paid to honor rather than allowing them to be lost in the conversion. FDIC assessment expense increased $733 thousand.

Income Taxes

Income tax expense was $2.0 million lower for the nine months ended September 30, 2023 compared to the same period in 2022, due to lower earnings. Effective tax rates were 19.72% and 19.80% for nine months ended September 30, 2023 and 2022 respectively.

Net Income

Results overall, net income for the nine months ended September 30, 2023 was down $8.1 million as compared to the same period last year. As mentioned prior, the Company incurred a one-time expense in the first quarter of $541 thousand related to our credit card platform. A loss of $891 thousand arising from the sale of $21.6 million of investments was also recognized in the first quarter with the payback period being neutral in the third quarter and then becoming a benefit. The Company has done an exceptional job of growing loans while keeping past dues low. The increased cost of funding is impacting the bottom line as it is adjusting faster than our earning assets. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. The Company employs sensitivity testing utilizing interest rate shocks to help in this analysis.

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.08%	5.38%	Rising	3.00%	91,108	4.49%
3.08%	5.49%	Rising	2.00%	91,308	4.72%
3.06%	4.67%	Rising	1.00%	90,787	4.12%
2.92%	0.00%	Flat	0.00%	87,196	0.00%
2.67%	-8.54%	Falling	-1.00%	80,398	-7.80%
2.46%	-15.71%	Falling	-2.00%	74,763	-14.26%
2.27%	-22.17%	Falling	-3.00%	69,690	-20.08%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.00% fluctuation and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds and the opportunity to garner noninterest revenue from additional services provided. Savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. Certificate of deposit pricing is more favorable in shorter terms with the future rate movement unknown at this time.

The shock chart currently shows a slight widening in net interest margin over the next twelve months in a rising rate environment up to a 2.00% increase and a tightening as it moves from 2.00% towards the 3.00% increase as well as in the falling rate environments. The 1.00% and 2.00% rising rate scenarios are predicted to expand the net interest margin and produce a higher level of net interest income. Increased funding costs have caused a decrease in the flat rate scenario net interest margin to 2.92% at September 30, 2023 as compared to 3.36% at June 30, 2023. Cost of funds are at 2.35% for the year so the falling shock of 200 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. However, there are certificates of deposit and FHLB term advances whose ability to reprice are outside of the twelve month term. Once the shocks are falling over 200 basis points, there are limited funds to reprice lower and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change. All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

Liquidity Risk

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potentially catastrophic results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We continually strive to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations.

Interest Rate Risk with Respect to the Value of Our Securities Portfolio

As a result of inflationary pressures and the resulting rapid increases in interest rates over the prior two fiscal years, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Uninsured Deposit Risk

Uninsured deposits based on FDIC coverage as a percentage of total deposits was 18.84% as of September 30, 2023, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 9.11%. The use of the financial network products, such as the Certificate of Deposit Account Registry “CDars” and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2023.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2023 to 7/31/2023	357	(2)	22.41	—	650,000

8/1/2023 to 8/31/2023	8,952	(2)	20.20	—	650,000

9/1/2023 to 9/30/2023	296	(2)	17.93	—	650,000
Total	9,605		20.21	—	650,000

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	November 1, 2023	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	November 1, 2023	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer