Form 10-K
period 2023-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2024-02-27
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $306,921,869.

As of February 23, 2024, the Registrant had 14,564,425 shares of common stock issued of which 13,664,345 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-11

Item 1a.	Risk Factors	11-17

Item 1b.	Unresolved Staff Comments	17

Item 1c.	Cybersecurity	17

Item 2.	Properties	18

Item 3.	Legal Proceedings	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	21-22

Item 6.	Reserved	22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-47

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 8.	Financial Statements and Supplementary Data	48

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	118

Item9a.	Controls and Procedures	118

Item 9b.	Other Information	121

Item 9c.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	121

Item 10.	Directors and Executive Officers of the Registrant	121-123

Item 11.	Executive Compensation	124

Item 12.	Security Ownership of Certain Beneficial Owners and Management	124

Item 13.	Certain Relationships and Related Transactions	125

Item 14.	Principal Accountant Fees and Services	125

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	126-127

Item 16.	Form 10-K Summary	127

Signatures		128

Exhibit 3.1b	Amended Articles of Incorporation of the Registrant	129

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	130

Exhibit 23.	Consent of FORVIS, LLP	131

Exhibit 31.	Certifications Under Section 302	132

Exhibit 32.	Certifications Under Section 906	134

Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Total Pages:		135

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

PART I

ITEM 1. BUSINESS

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a local independent community bank that has been primarily serving Northwest Ohio and Northeast Indiana since 1897. Our other subsidiary, Farmers & Merchants Risk Management (Captive) was a captive insurance company formed in December 2014 and located in Nevada. The Captive was dissolved in December 2023. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is
(419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2023, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2023 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking business. Our activities include commercial, agricultural and residential mortgage as well as consumer lending activities. Because the majority of the Bank's offices are located in Northwest Ohio, Northeast Indiana and Southern Michigan, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles. With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operating lines of credit and machinery purchases. Consumer real estate also increased substantially with the acquisition of Perpetual Federal Savings Bank on October 1, 2021 and Peoples Federal Savings and Loan Association on October 1, 2022. The Bank also operates four Loan Production Offices (LPOs), two in Ohio and one in Indiana and Michigan.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year, a seven year and a ten year fixed rate mortgage and a ten year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, FSA guaranteed secondary Ag market, and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. With the acquisitions in the 4th quarters of 2022 and 2021, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area.

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
•
Maximum LTV on F&M First Time Homebuyer loans up to 100%

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

In December of 2014, the Company became a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended, in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act. Our subsidiary Bank is in turn regulated and examined by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. The activities of our Bank subsidiary are also subject to other federal and state laws and regulations. The Company also formed a Captive insurance company in December 2014 and dissolved it in

December 2023.. The Captive was located in Nevada and regulated by the State of Nevada Division of Insurance. The Bank formed an insurance agency in November 2023 to offer insurance products to our customers.

The Bank’s primary market includes communities located in the Ohio counties of Butler, Champaign, Defiance, Fulton, Hancock, Henry, Lucas, Shelby, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. The Michigan footprint includes Oakland County. The commercial banking business in this market is highly competitive, with approximately 48 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, PNC, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA. Based on deposit data as of June 30, 2023 from the FDIC and using zip codes in our markets, the Bank ranked 3rd with a 13.30% market share in markets served. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2023, we had 456 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

The Captive was an insurance company incorporated in Nevada, regulated by the State of Nevada, Division of Insurance and was dissolved in December 2023.

The Insurance agency is a limited liability company organized in Ohio and regulated by the State of Ohio, Division of Insurance.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses. The required capital levels along with the Bank’s capital position at December 31, 2023 and 2022 are summarized in the table included in Note 16 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules is overseen by the Federal Reserve, the FDIC and the OCC.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2023, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary, which are limited to the Bank’s retained earnings during the current year and its prior two years. Various U.S. federal statutory provisions limit the amount of dividends the Company's banking subsidiary can pay to the Company without regulatory approval. In 2009, The Board of Governors of the Federal Reserve Division of Banking Supervision and Regulation issued SR09-4 regarding the safe and sound payment of dividends by bank holding companies. See Note 17 to the consolidated financial statements for additional information on applicable dividend restrictions.

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

A final rule with amendments to the Community Reinvestment Act (CRA) was jointly released by the OCC, FRB, and FDIC on October 24, 2023. These amendments are intended to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. The final rule is effective on April 1, 2024, with certain amendments effective April 1, 2024 through January 1, 2031, and other amendments in the final rule were delayed indefinitely. As a large bank examined for CRA, the Bank is most attentive to the significant impact these amendments have. Review of the various amendments and the specific requirements, timing to meet timing requirements and overall impact is ongoing. The final rule has not yet been published in the Federal Register as of year end.

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

Credit Risk

The risk of nonpayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Bank’s credit exposure by carefully monitoring the concentration of its loans within specific industries and through the loan approval process. However, there can be no assurance that such monitoring and procedures will totally mitigate the risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment. For more information on the exposure of the Company and the Bank to credit risk, see the section under Part II, Item 7 of this Form 10-K captioned “Loan Portfolio.” Under the credit loss model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The Company only has available-for-sale securities.

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

Our loan portfolio has a large concentration of real estate loans

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, agricultural, commercial, construction and residential loans, and such loans are concentrated in the Bank’s primary markets in Northwest Ohio, Northeast Indiana and Southern Michigan and complimented with additional exposure in new areas from our LPOs. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio. Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

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

Changes in U.S. Trade Policies

From 2018 through 2023, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Net interest spreads have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” The Federal Reserve began increasing the Federal Funds rate in 2022 and continued into 2023 in an effort to tame inflation. These rate increases totaling 550 basis points have negatively impacted our interest spread.

The Bank manages interest rate risk within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net interest income to potential changes in interest rates. The Bank also analyzes the interest rate, risk utilizing the net interest margin. While the net interest spread measures the asset yield compared to the cost of funds, the net interest margin is equivalent to net interest income divided by earning assets. Both net interest spread and net interest margin are presented in the interest charts within the Management's Discussion and Analysis on interest income and expense. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. For more information regarding the Company’s exposure to interest rate risk, see Part II, Item 7A of this Form 10-K.

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

A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time). A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. The Bank splits the incentive based on pay ranges and position with each having a percentage of base pay used for the incentive. The employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”) and the achievement of pre-established team and/or individual goals. The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating. With the formation of the Captive, the ROA goal had been exclusive of the effect of the additional insurance expense at the Bank level, as well as other expenses as agreed upon by the Compensation Committee. The majority of lower based employees receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.

Higher pay range employees, often officers ("non-executive officers"), other than executive officers receive incentive pay based on additional criterion. These individuals are rewarded based on overall ROA of the Bank along with individual pre-established goals. Non-executive officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each individual’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Non-executive officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each non-executive officer in 2023. Non-executive officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the covered non-executive officers are paid an incentive under the same basis and timing as lower based employees disclosed above.

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

Dividend Payout Restrictions

We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our Board of Directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our Board and to applicable state and federal regulatory limitations. The Company may receive dividends from the Bank which is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. The Bank declared additional dividends the fourth quarter to provide this liquidity to the Company. The Captive upstreamed dividends to the Company when reserve levels were adequately provided for and did not exceed the net income of the prior twelve months. With the dissolving of the Captive, no such upstream of dividends will occur in 2024. Please see Note 17 in the notes to consolidated financial statements for additional information on dividend payout restrictions.

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

Potential Inadequacy of our Allowance for Credit Losses

Like all financial institutions, we maintain an allowance for credit losses to provide for loan defaults and non-performance. Our allowance for credit losses is based on our historical loss experience and forward-looking data as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed expectations, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses may result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss model, or “CECL.” Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model materially affects how we determine our allowance for credit losses. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard became effective for us for fiscal years beginning after January 1, 2023 and for interim periods during 2023. Please see Note 1 in the notes to consolidated financial statements for additional information.

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

Global Economic and Geopolitical Instability and Inflationary Risks

Geopolitical conditions, terrorist attacks, military conflicts, natural disasters, severe weather, widespread health emergencies or pandemics, information or cybersecurity incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including actions upending geopolitical stability (such as from tensions involving China and the U.S.), fiscal and monetary policies (including developments related to the U.S. federal debt ceiling, budgetary issues and government shutdowns), trade wars and tariffs, labor shortages, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including consumer spending patterns and business investment, and demand for credit.

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains, and inflationary pressures, continue to impact the macroeconomic environment and could adversely affect our business. The pandemic and resulting containment measures adversely impacted a significant portion of our operations. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including the emergence of new variants, impacts to the labor market, supply chain disruptions and inflation. The extent to which our business and results of operations may continue to be adversely affected by this macroeconomic uncertainty will depend on numerous evolving factors and future developments, including the continued spread and severity of the virus and new variants; the availability, distribution, use and effectiveness of treatments and vaccines; the extent and duration of lingering effects on the economy, inflation, consumer confidence and consumer and business spending; and the impact on consumers and businesses as forbearance and government support programs end, including the end of the moratorium on student loan repayments.

Several military conflicts are currently taking place across the world (such as the ongoing Russia-Ukraine and Israel-Hamas wars), and geopolitical tensions may result in additional conflicts or escalate existing conflicts. This conflict has led to economic uncertainty and market disruptions, including the imposition of financial and economic sanctions and export controls designed to constrain Russia. The conflict in Israel and surrounding areas has also created economic uncertainty and regional instability, including due to the risk of escalation into a wider regional conflict, and resulted in the imposition of sanctions targeting Hamas-affiliated individuals and entities. The broader consequences of these conflicts remain uncertain, but may include further sanctions, regional instability and geopolitical shifts, increased prevalence and sophistication of cyberattacks, potential retaliatory action, heightened regulatory scrutiny related to sanctions compliance, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global economic activity, further disruptions to the global supply chain and other adverse effects on macroeconomic conditions.

Limited Trading Market

The Company has its shares of stock listed and traded on the NASDAQ Capital Market. The Company’s trading symbol is “FMAO.”

ITEM 1b. UNRESOLVED STAFF COMMENTS

None.

ITEM 1c. CYBERSECURITY

Board Oversight Responsibilities

The Board of Directors bears the ultimate responsibility for ensuring that an adequate cyber and information technology risk (IT risk) management framework is in place and functioning as intended. IT risk focuses on information and information systems, especially the most critical and vital information assets. Without reliable and properly secured information systems, business operations could be severely disrupted. Likewise, the preservation and enhancement of the Company’s reputation is directly linked to the way in which both information and information systems are managed. Maintaining an adequate level of security is one of several important aspects of managing IT risk. The Board’s oversight responsibility in this respect includes oversight of the Company’s vendor management program and the periodic evaluation of the Company’s IT risk management controls.

The Board of Directors implements its IT risk oversight obligations primarily through the Board’s Enterprise Risk Management Committee (ERM Committee). The primary function of the ERM Committee is to advise the Board of Directors regarding the enterprise risk management framework of the Company and to provide oversight to assist the Board of Directors in supervising enterprise risk management activities. The ERM Committee reviews and defines risk exposure limits for each specified risk category, including IT risk, while taking into consideration strategic goals and objectives and current market conditions. The Board ERM Committee reviews and approves any necessary changes to risk exposure limits after careful consideration of any changes in market conditions or corporate strategy and adopts guidelines, through the input of the Management Risk Committee’s analysis and discussion, regarding the maximum loss exposure the Bank is able and willing to assume.

The Management Risk Committee is comprised of various members of Senior Management, Department Leaders, Compliance, Internal Audit and Risk Management. The Management Risk Committee is responsible for loss control and day-to-day oversight of the risk management function. Management Risk Committee meetings are held monthly. Results of the monthly review of risk categories are reported to the Board of Directors Enterprise Risk Management Committee (ERM) each quarter. In addition, the Company’s risk position is reported to the Board of Directors quarterly.

At least annually, the Board of Directors reviews and approves the risk management program and policies based on information presented throughout the year from the ERM Committee and the Management Risk Committee.

In addition, the Information Systems (IS) Steering Committee, which is chaired by the Company’s Chief Information Officer, serves as an advisory group providing assistance and guidance to management regarding customer information security, information systems planning, systems management organization, systems performance, business continuity, information security, system related expenditures, vendor management, and related policies and procedures. The IS Steering Committee meets on a monthly basis. Formal meeting minutes serve to document decisions and recommendations by the IS Steering Committee and are reported to both the Management Risk Committee and the Board ERM Committee. Management has appointed the Chief Information Officer the responsibility for overall management of the Company’s “front line” IT risk.

Material Impact of Cyber Risk

As discussed more thoroughly below, the Company devotes significant resources to implement, maintain, monitor and regularly upgrade our systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications. The additional cost to the Company of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting, and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security. With the assistance of third-party service providers, we continue to implement security technology and establish procedures to maintain network security. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, but such insurance coverage may not always be sufficient to cover all losses.

IT Risk and Vendor Management

We rely on third-party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third-party relationships with vendors and others, there are risks associated with such activities. When entering a third-party relationship, the risks associated with that activity are not passed to the third-party but remain our responsibility. At the direction of the Board and pursuant to its ultimate oversight, management is charged with the development and maintenance of a comprehensive vendor management program. In that respect, Company management has appointed the IS Steering Committee, chaired by the Chief Information Officer, to oversee the Company’s vendor management program. The vendor management program is used to identify, measure, monitor, and control the risks associated with outsourcing arrangements. While focusing on information and operational risks, outsourced relationships are reviewed through structured assessments and addressed from an end-to-end perspective. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased expenses.

Internal and External Risk Evaluations

An annual Information Technology Audit, which is facilitated by the Internal Audit Department, is conducted via a co-sourcing agreement with a third-party auditor. The objective of the IT audit is to evaluate the effectiveness and efficiency of operations, test the reliability of data and IT controls, and ensure compliance with applicable laws, regulations, guidance, and industry best practices. The audit scope addresses IT Governance, IT Management, IT Operations, and IT Security. Testing of the internal network environment and external network perimeter are included in the Results of the IT Audit and are reviewed with the IS Steering Committee and Company management. For any exceptions identified, a responsible party is assigned, and action plans are developed to address corrective measures. The final results of the IT Audit are reviewed with the Board Audit Committee. The status of unresolved audit issues along with their priority ratings is reported to both Management and the Board Audit Committee at each meeting.

In addition, in accordance with Gramm-Leach-Bliley Act requirements regarding safeguarding and protecting customer information, an Information Security Risk Assessment is conducted at least annually by the Risk Department and reviewed with the Management Risk Committee, the ERM Committee, and the Board of Directors. A risk analysis is performed to evaluate current processes, identify information assets, and determine the adequacy of the safeguarding and protection of confidential customer information collected and maintained. For each information asset identified, the criticality of the asset, the threats to the defined asset, the likelihood of compromise of the asset, the business impact if an asset is compromised, and an overall risk rating for each asset are defined. The results of this assessment are reviewed with the Information Systems (IS) Steering Committee and the Risk Committee and reported at least annually to the Board ERM Committee.

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

The Bank owns all of its office locations, with the exception of the asterisked offices below. These eight office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location
Archbold, Ohio	307 N Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana*	406 Smaltz Way
Angola, Indiana*	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio*	1072 N Main Street
Findlay, Ohio	1660 Tiffin Avenue
Geneva, Indiana	215 East Line Street
Monroe, Indiana	150 W Washington Street
Berne, Indiana	718 US Highway 27 N
Portland, Indiana	1451 N Meridian Street
Decatur, Indiana	1061 S 13th Street
Fort Wayne, Indiana	7370 Illinois Road
Ossian, Indiana	102 N Jefferson
Bluffton, Indiana*	111 E Oak Forest Drive
Urbana, Ohio	120 N Main Street
Sidney, Ohio	101 E Court Street
Anna, Ohio	403 S Pike Street
Jackson Center, Ohio	115 E Pike Street
Toledo, Ohio*	120 N Summit Street
Birmingham, Michigan*	220 Park Street, Suite 104
Fort Wayne, Indiana*	128 W Wayne Street
Oxford, Ohio*	335 S College Avenue

All offices except the Butler, Indiana location have onsite ATM services.

The Bank’s LPOs are at the following locations:

LPO	Location
Muncie, Indiana	1208 W White River Boulevard
Bryan, Ohio	206 W High Street
West Bloomfield, Michigan	7031 Orchard Lake Road
Perrysburg, Ohio	5203 Levis Commons Boulevard

The Insurance agency operates from our principal office at 307 North Defiance Street; Archbold, OH 43502.

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

As of December 31, 2023, there were 1,903 record holders of our common stock of which 52.65% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2023 and 2022 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2023	$0.2100	$0.2100	$0.2100	$0.2200	$0.8500
2022	$0.1900	$0.2025	$0.2100	$0.2100	$0.8125

Dividends declared during 2023 were $0.85 per share totaling $11.5 million, 4.6% higher than 2022 declared dividends of $0.8125 per share. During 2023, the Company awarded 64,225 shares to 113 employees and 6,350 shares were forfeited under its long term incentive plan. At year-end 2023, the Company held 899,784 shares in Treasury stock and 151,350 in unearned stock awards.

Dividends declared during 2022 were $0.8125 per share totaling $10.6 million, 14.4% higher than 2021 declared dividends of $0.71 per share. During 2022, the Company awarded 56,496 shares to 109 employees and 8,000 shares were forfeited under its long term incentive plan. At year-end 2022, the Company held 956,003 shares in Treasury stock and 128,952 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2023	2022
Tier I Leverage Ratio	7.86%	8.39%
Risk Based Capital Tier I	9.75%	10.29%
Total Risk Based Capital	11.51%	12.39%
Stockholders' Equity/Total Assets	9.64%	9.89%

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization
10/1/2023
to	-		-	-	650,000
10/31/2023

11/1/2023
to	255	(2)	18.40	-	650,000
11/30/2023

12/1/2023
to	636	(2)	23.43	-	650,000
12/31/2023
Total	891		21.99	-	650,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 24, 2023. On that date, the Board of Directors authorized the repurchase of up to 650,000 common shares between January 24, 2023 and December 31, 2023.
(2)
Shares which were repurchased for taxes on vested stock awards are outside of this program.

On January 16, 2024, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 16, 2024 and ending December 31, 2024.

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

All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management's discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Credit Losses (ACL), the valuation of its Loan Servicing Rights (LSR), Other Real Estate Owned (OREO) and goodwill as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

OREO, which is comprised of assets acquired by the Bank, through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. The Bank did not have any OREO holdings as of December 31, 2023 and 2022.

The allowance for credit losses represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is a composite of a variety of factors including experience, collateral value, and the general economy. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

The Company is also required to estimate the value of its LSR. These rights are composed of servicing rights for 1-4 family real estate loans and agricultural real estate loans. The servicing rights, relating to fixed rate 1-4 family real estate loans and agricultural real estate loans that it has sold without recourse but services for others for a fee, represent an asset on the Company’s consolidated balance sheet. Loan servicing assets are initially recorded at fair value, based upon pricing multiples as determined by the purchaser, when the loans are sold. Loan servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method.

The Company’s loan servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included on the Company’s consolidated balance sheets. The loan servicing rights are then amortized as noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying loan servicing rights. There are a number of factors that can affect the ultimate value of the loan servicing rights to the Company. The expected and actual rates of 1-4 family real estate loan and agricultural loan prepayments are the most significant factors driving the potential for the impairment of the value of loan servicing assets. Increases in loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the servicing rights is less than the carrying value of those rights on the Company's consolidated balance sheet. For example, if the loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the loan servicing rights is less than the carrying value of those rights on the Company’s consolidated balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the loan servicing rights, the Company receives a valuation of its loan servicing rights from an independent third party. The Company utilizes separate third party vendors to value 1-4 family real estate loan servicing rights and agricultural loan servicing rights. The independent third party’s valuations of the loan servicing rights are based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the loan servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. While the process is similar to the process for valuing 1-4 family real estate loan servicing rights, the agricultural real estate loan servicing valuation utilizes different strata, prepayment speeds and other assumptions in order to account for the differences in behavior between agricultural real estate loans and 1-4 family real estate loans. USDA rate indications, SBA market indications and Farmer Mac 3-month Cost of Funds Index adjustments are utilized in the quarterly valuation process. Management, with the advice from its third party valuation firms, reviews the assumptions related to prepayment speeds, discount rates, and capitalized loan servicing income on a quarterly basis.

Changes are reflected in the following quarter’s analysis related to the loan servicing asset. In addition, based upon the independent third party’s valuations of the Company’s loan servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the loan servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying loan servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement based upon the valuation of each stratum of servicing rights.

For more information regarding the estimates and calculations used to establish the ACL and the value of Loan Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

2023 in Review

2023 was a year of challenges and required additional resources with a shift in strategic thoughts and plans. The impact of the Federal Reserve raising of rates in 2022 and 2023, along with the bank failures in the first half of 2023, placed pressure on both the cost of funds gathering and liquidity. Net interest income was negatively impacted, by both these occurrences, as was the net interest margin that is used to measure it. The largest contributor to the decline was the cost of funds mentioned above aided by a substantial portion of the assets, specifically loans, not subject to repricing in 2023.

Liquidity concerns took precedence in 2023 as loan growth continued to outpace new deposit generation. The Bank responded by organizing a deposit campaign with the goal of paying off brokered CDs and other term borrowings maturing in the fourth quarter of 2023. The Bank successfully raised an additional $100 million as evidenced on the balance sheet and accomplished the goal. The re-emergence of time deposits, Certificates of Deposit “CDs” as a larger portion of our deposits was a big piece of the growth as depositors chose to lock in higher rates. Money market accounts were also favored by depositors which contributed to the increased cost of funds.

The Bank entered into three interest rate hedges in the fourth quarter of 2023 to adjust interest rate treatment of $100 million of our fixed rate real estate loans into variable treatment. A sizable portion of the loans were acquired from our acquisitions over last few years. The interest rate swaps cover time periods of 3, 4 and 5 years out. (For additional detail on the loan pool and rate marks, please see Note 18 to the consolidated financial statements, Derivative Financial Instruments.)

Commercial loan growth remained strong throughout the year, weighed more heavily in the first half of the year. Increased rates naturally slowed the growth and the start of 2024 shows a decreased appetite for loans by both our customers and the Bank.

1-4 family real estate loans were also slowed by the increase in lending rates in 2023. More customers leaned towards the variable home equity product in the thought the rate increases would stop and begin moving down in the coming year. The lower origination levels are evident in the decreased gain on sale of loans in 2023 as compared to prior years.

The Bank’s consumer portfolio decreased by normal payment activity with limited new originations. Loan growth was focused elsewhere in 2023, so no promotions were conducted in the retail installment space. The sale and conversion of the Bank’s credit card portfolio which had been initiated in 2022 was completed in 2023.

The agricultural sector, in large, performed well in 2023. It was aided by strong yields in the grain crop harvest and median pricing. 2023 represented the third consecutive year for sound profitability. The Bank expanded the recording of loan servicing rights, adding those from the partial sale of agricultural fixed rate real estate loans into the secondary market. The establishment of the asset created revenue in 2023 and will be offset with the amortization thereof over the life of the loans. (See Note 7 to the consolidated financial statements, Servicing, for more information.)

The Company began the year planning for an investment in our future. Technology, strengthening back-office support and a new branding project were the focus. Additional expense in team members and restructuring departments has enabled us to be better positioned for integrating past growth and for the future. Much of the work in 2023 will bear fruit in 2024. At the heart of the technology focus was an evaluation of our core operating system. The Bank utilized a third party to assist with the project as this partnership is vital to our ability to offer innovative digital products and services. A 60 month contract was signed in December 2023. Additional reviews of our technology vendors and processes will continue in 2024 now that the core software has been determined. Providing better customer service through communication channels and creating cost savings will be paramount.

Along with the strengthening of back-office teams, the Bank opened four full-service retail offices in Ohio: Oxford and Downtown Toledo, Indiana: Downtown Fort Wayne and Michigan: Birmingham. The Bank looks forward to helping people live their best lives in those communities and expanding the relationships begun from loan originations as two of the communities were serviced by loan production offices “LPO” prior. Two LPOs were opened in 2023 in Bryan and Perrysburg, Ohio. Both freed office space in the retail offices in their same communities. All locations are leased premises.

The Company and Bank changed its branding during 2023, completing a multi-year project to bring our logo and brand forward and differentiate Farmers & Merchants from the other similarly named 200+ financial institutions. We have long been shortened to F&M when our mature markets talked to others about their bank. Now, we use it in our signage as F&M Bank. The logo has also been modernized while still retaining the initials of F&M in its design. Legally, our names remain the same.

In December, the Company dissolved our subsidiary, Farmers & Merchants Risk Management, Inc. This was done to mitigate the risk of an IRS ruling which would have enacted taxation of our captive insurance company with a 3 year look back period. The Company formed the captive for risk mitigation with insurance policies that provided pooled interests with other financial institutions along with less costly lower deductibles. In some instances, insurance coverage was put in place that was unavailable elsewhere when it was formed in 2014. The Company may form a new captive in the future.

The Company is proud of the accomplishments in 2023; it has been a remarkably busy year. Our team members were able to shift and focus on the unexpected challenges of the year. Credit quality remains strong and our team is prepared to adjust strategic focus in 2024, as necessary. The Company remains well capitalized and we continued our commitment to our shareholders by increasing our yearly declared dividends 4.62% over 2022’s, with the fourth quarter 2023 declaration. With a committed team and strong corporate infrastructure, we believe we are positioned for success in 2024 and the years to follow.

Material Changes in Results of Operations

Net Interest Income

The discussion now centers on the individual line items of the Company's consolidated statement of income and their effect on net income. This section will focus on the most traditional source of revenue contributing to the profitability of the Company which is net interest income.

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

One of the largest factors of the reduced earnings for 2023 as compared to 2022 was the decrease in net interest income of $5.4 million. Increases in average balances and interest rates led to an increase in interest income of approximately $38.7 million which was absorbed by an increase in interest expense of $44.0 million. Loan interest and associated fee income increased $35.1 million as compared to the prior year with 54.2% of it driven by volume. The growth in average loan balances of $417.8 million over 2022 was 5.0% related to organic growth within the Bank's broader markets and 4.5% directly attributable to the Company's recent acquisitions. The Company’s loan portfolio is 31.6% variable with 24.9% of total loans repricing within the next twelve months. Average balances on the security portfolio decreased $28.6 million as compared to 2022 with an increase in interest income of $612 thousand. As securities matured, the balances were used to fund loan growth. During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. In 2023 with the higher interest rates, interest income on fed funds sold and interest bearing bank deposits generated an additional $3.0 million over 2022.

2022's record earnings were primarily attributed to the $17.3 million improvement in net interest income as compared to 2021. Interest and fee income from loans were responsible for the improvement and increased $22.6 million in 2022 as compared to 2021 which included $4.5 million in loan interest and fee income from PPP loans. In 2022, the volume of loan growth, 21.4% organic and 5.1% attributed to acquisitions, was the largest contributing factor to the improved profitability. For 2021, the Company’s loan portfolio was 26.5% variable with 20.7% of total loans repricing within the next twelve months. The security portfolio increased $51.4 million in average during 2022 as compared to 2021 with associated interest income increasing $1.1 million over 2021. During 2021, cash funds from stimulus and acquisitions were placed in securities to earn a greater return. Beginning in March of 2022, the prime rate increased 25 basis points followed by a 50 basis point increase in May, four 75 basis point increases in June, July, September and November with a final 50 basis point increase in December to end the year at 7.50%. In 2023, there were four additional 25 basis point increases in February, March, May and July to the current prime rate of 8.50%. Overall, total interest income was $38.7 million higher for 2023 than 2022 on an additional $378.9 million in total average earning assets and was $24.3 million higher for 2022 than 2021 on an additional $511.4 million in total average earning assets.

Interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, borrowed funds and subordinated notes) increased from all interest bearing funding sources in 2023 over the time period of 2022 and 2022 over the time period of 2021. Average interest bearing liabilities increased $366.4 million over 2022 with an additional $44.0 million of interest expense while average interest bearing liabilities increased $414.2 million over 2021 with an additional $7.0 million of interest expense. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products. Both of these strategies were designed to assist in controlling interest expense in a rising rate environment. In 2023, liquidity needs and loan growth created the need to quickly generate deposits. The Bank raised $100 million through several deposit promotions during the last half of the year. Competition within the market areas forced us to increase rates for deposits in 2023 and 2022 while rates were lowered or remained flat in 2021 in response to the prime rate drop of 150 basis points in March 2020. Between 2022 and 2023, the prime rate increased 525 basis points. Average interest bearing deposits increased $230.4 million compared to 2022. During 2023, interest expense from deposits increased by $37.0 million from 2022 and 2022 increased by $4.5 million from 2021. The majority, approximately 95.5%, of the increased deposit expense of 2023 and 59.7%, of the increased expense of 2022 was influenced by rates rather than due to additional cost associated with deposit growth. Borrowed fund balances increased in 2023 and 2022 by $145.8 million and $44.9 million, respectively, as a means to fund the phenomenal loan growth which resulted in an additional interest expense of $6.7 million and $1.4 million, respectively. During 2021, the Company issued subordinated notes and incurred $1.1 million of interest expense in both 2023 and 2022. Refer to Note 10 of the Company’s consolidated financial statements for further discussion regarding subordinated notes.

Total interest expense totaled $58.4, $14.4 and $7.3 million for 2023, 2022 and 2021, respectively. The increased expense was approximately 87.2% attributable to the rising interest rate environment in 2023 as compared to 2022 and 43.2% attributable to the rising interest rate environment in 2022 as compared to 2021.

This concludes the discussion by the independent components of the ratios. Now the discussion moves on to the percentages and the change in the net interest margin and spread.

Overall, we have seen a decrease in the net interest margin and spread comparing 2021 to 2023. The increased interest expense resulted in a decrease in interest margin of 60 basis points and interest spread of 99 basis points compared to the prior year due to the cost of funds increasing more than the increase in asset yield. Interest margin increased by 1 basis point while interest spread decreased by 5 basis points in 2022 as compared to 2021 with the increased cost of funds only being partly offset by the higher asset yields. For 2023, average loan balances increased $417.8 million over the prior year with increased interest income of $35.1 million. In 2023, the Bank was able to see the impact of rate increases with 45.8% of the increased interest income related to rate changes as presented in the below charts. Average balances of fed funds sold and interest bearing deposits with other institutions decreased $10.3 million; however, increased interest rates generated an additional $3.0 million in interest income over 2022. The overall asset yield for 2023 increased 80 basis points as compared to 2022. Looking at the components behind the change in net interest margin for 2022 as compared to 2021, increased average balances in loans of $551.6 million stands out. Loans acquired with the one acquisition in 2022 were $101.8 million. The additional revenue of $22.6 million that those balances were responsible for was the largest contributor to the increased interest income of $24.3 million. In 2022 and 2021, loan revenue was negatively impacted by the change in the interest rate. Roughly 26.5% of the Bank's loans are variable with the majority of those loans with floor rates that had attained the point where rate increases would cause to go above the floor. As mentioned previously, 2022 had seven rate increases totaling 425 basis points. The large revenue gain in loan interest was aided by the increased earnings in securities of $1.1 million. Average balances of fed funds sold and interest bearing deposits decreased in average balances by $91.7 million as the funds were used for loan growth. The overall asset yield in 2022 increased by 26 basis points over 2021.

For 2023, interest expense continued to increase and was 306.7% higher than 2022 and was 87.2% impacted by changes in interest rates. Competition for deposits was extremely high and rate shopping between financial institutions was apparent. The Company’s goal is to increase core deposits which includes savings deposits and non-interest bearing demand deposits which increased $41.0 and $13.4 million in average balances, respectively as compared to 2022. In 2023, the Company ran several time deposit promotions which resulted in increased average balances of $189.4 million. The increased interest expense in 2023 for savings deposits and time deposits accounted for 84.1% of the total interest expense increase. Overall, cost of funds increased 179 basis points or 241.9% over 2022 with only 12.8% due to volume increases. The remaining 87.2% was related to changes in interest rates as the prime rate increased 525 basis points between 2022 and 2023. The increased interest expense in 2022 correlated to a much higher rate environment in which competition for deposits forced higher interest rates as compared to 2021 while the decreased interest expense in 2021 correlated to a much lower rate environment. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $189.6 million during 2022 as compared to 2021’s average balance. Interest bearing deposits acquired with the one acquisition were $104.7 million. The other average balance increase for core deposits was the change in non-interest bearing demand deposits. 2022’s average balance in this portfolio was $79.6 million higher than 2021’s average balance. Non-interest bearing demand deposits acquired with the one acquisition were $7.1 million. Overall, cost of funds increased 26 basis points for 2022 over 2021. The reason behind the increase was 43.2% due to rate increases and 56.8% due to volume increases.

In comparing 2023 to 2022, net interest margin was 2.72% which decreased 60 basis points while net interest spread decreased 99 basis points to 2.14%. Loan volume accounted for $35.1 million or 90.7% of the increased interest income with an increased asset yield of 64 basis points. The asset yield on fed funds sold and interest bearing deposits increased 361 basis points year over year. Total asset yield increased 80 basis points while total cost of funds increased 179 basis points, creating the 99 basis point difference in spread. Overall yield improves when the balances of the highest yielding asset, which is loans, increases. Loans as a percentage of earning assets was 83.2% while loans to total assets was 78.0% for 2023. The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

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

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher cost of funds and to continue the opportunity for fee dollars from services provided, is a top focus for 2024.

Total assets of the Company increased overall as did the earning assets in both average and year-end during 2023 and 2022. This matched the increase in interest dollars. The percentage of average earning assets to total average assets reflects the best utilization of funds. For 2023, the percentage at 93.80% was slightly lower than 2022 at 94.29%. The addition of new offices increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. One of the things that helped to improve the profitability of 2022 was the percentage of average loans to total assets. For 2023 the average balance of loans to total average assets was 78.02%, 74.73% for 2022 and 68.26% for 2021. Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is generally from this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The floors provide yield protection in a lower rate environment while the rising rates will not benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. After the rate hikes in 2022 and 2023, the majority of loans have increased over the floors.

In terms of interest expense, 2023’s increase as compared to 2022 was approximately 87.2% due to the increase in rates. 2022’s increase was approximately 43.2% due to the increase in rates as compared to 2021.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2022, 2023 had increases in average balances of all interest bearing liabilities with the exception of fed funds purchased and securities sold under agreement to repurchase while 2022 as compared to 2021, had average balance increases in all categories. Refer to Note 10 for additional information on other borrowed money, which consists of both short and long term borrowings, and subordinated notes.

The following tables present net interest income, interest spread and net interest margin for the three years 2021 through 2023, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. Average outstanding loan balances include non-performing loans, real estate loans held for sale and carrying value adjustments of $2.7 million related to interest rate swaps for 2023. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities. The average cost of funds for 2023 was 2.53%, 179 basis points higher than 2022’s 0.74%.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis. The yield on loans has also been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also within the net interest spread and margin. The adjustments were based on a 21% tax rate for all years. The tax-exempt interest income was $590, $614 and $551 thousand for 2023, 2022 and 2021, respectively which resulted in a federal income tax savings of $124, $129 and $116 thousand, respectively.

	2023
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,491,502	$129,344	5.19%
Taxable investment securities	394,424	6,204	1.57%
Tax-exempt investment securities	24,686	366	1.88%
Federal funds sold & other	85,018	3,894	4.58%
Total Interest Earning Assets	2,995,630	$139,808	4.67%
Non-Interest Earning Assets:
Cash and cash equivalents	40,021
Other assets	157,705
Total Assets	$3,193,356
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,376,318	$27,424	1.99%
Other time deposits	640,390	19,499	3.04%
Other borrowed money	220,175	8,876	4.03%
Federal funds purchased and securities sold under agreement to repurchase	35,421	1,474	4.16%
Subordinated notes	34,640	1,138	3.29%
Total Interest Bearing Liabilities	2,306,944	$58,411	2.53%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	493,820
Other	87,111
Total Liabilities	2,887,875
Shareholders' Equity	305,481
Total Liabilities and Shareholders' Equity	$3,193,356
Interest/Dividend income/yield		$139,808	4.67%
Interest Expense/cost		58,411	2.53%
Net Interest Spread		$81,397	2.14%
Net Interest Margin			2.72%

	2022
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,073,737	$94,264	4.55%
Taxable investment securities	424,229	5,621	1.32%
Tax-exempt investment securities	23,472	337	1.82%
Federal funds sold & other	95,301	927	0.97%
Total Interest Earning Assets	2,616,739	$101,149	3.87%
Non-Interest Earning Assets:
Cash and cash equivalents	35,696
Other assets	122,665
Total Assets	$2,775,100
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,335,271	$6,378	0.48%
Other time deposits	451,013	3,505	0.78%
Other borrowed money	74,379	2,160	2.90%
Federal funds purchased and securities sold under agreement to repurchase	45,314	1,197	2.64%
Subordinated notes	34,524	1,122	3.25%
Total Interest Bearing Liabilities	1,940,501	$14,362	0.74%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	480,389
Other	66,342
Total Liabilities	2,487,232
Shareholders' Equity	287,868
Total Liabilities and Shareholders' Equity	$2,775,100
Interest/Dividend income/yield		$101,149	3.87%
Interest Expense/cost		14,362	0.74%
Net Interest Spread		$86,787	3.13%
Net Interest Margin			3.32%

	2021
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,522,088	$71,645	4.71%
Taxable investment securities	377,887	4,514	1.19%
Tax-exempt investment securities	18,365	326	2.25%
Federal funds sold & interest bearing deposits	187,003	355	0.19%
Total Interest Earning Assets	2,105,343	$76,840	3.66%
Non-Interest Earning Assets:
Cash and cash equivalents	31,829
Other assets	92,820
Total Assets	$2,229,992
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,145,636	$2,467	0.22%
Other time deposits	306,600	2,951	0.96%
Other borrowed money	29,479	785	2.66%
Federal funds purchased and securities sold under agreement to repurchase	29,831	649	2.18%
Subordinated notes	14,777	490	3.32%
Total Interest Bearing Liabilities	1,526,323	$7,342	0.48%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	400,801
Other	44,343
Total Liabilities	1,971,467
Shareholders' Equity	258,525
Total Liabilities and Shareholders' Equity	$2,229,992
Interest/Dividend income/yield		$76,840	3.66%
Interest Expense/cost		7,342	0.48%
Net Interest Spread		$69,498	3.18%
Net Interest Margin			3.31%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2023 vs 2022
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$35,080	$19,005	$16,075
Taxable investment securities	583	(395)	978
Tax-exempt investment securities	29	22	7
Federal funds sold & other	2,967	(100)	3,067
Total Interest Earning Assets	$38,659	$18,532	$20,127

Interest Bearing Liabilities:
Savings deposits	$21,046	$196	$20,850
Other time deposits	15,994	1,472	14,522
Other borrowed money	6,716	4,234	2,482
Federal funds purchased and securities sold under agreement to repurchase	277	(261)	538
Subordinated notes	16	4	12
Total Interest Bearing Liabilities	$44,049	$5,645	$38,404

	2022 vs 2021
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$22,619	$25,988	$(3,369)
Taxable investment securities	1,107	554	553
Tax-exempt investment securities	11	115	(104)
Federal funds sold & interest bearing deposits	572	(174)	746
Total Interest Earning Assets	$24,309	$26,483	$(2,174)

Interest Bearing Liabilities:
Savings deposits	$3,911	$408	$3,503
Other time deposits	554	1,390	(836)
Other borrowed money	1,375	1,196	179
Federal funds purchased and securities sold under agreement to repurchase	548	337	211
Subordinated notes	632	655	(23)
Total Interest Bearing Liabilities	$7,020	$3,986	$3,034

Non-Interest Income

The discussion now focuses on the noninterest income and expense generated by the Company for the years ended 2021 through 2023. For 2023, noninterest income was $16.0 million an increase of 3.2% over 2022. Noninterest income decreased to $15.5 million, or 11.8% in total for 2022 as compared to 2021 which ended at $17.6 million.

Other service charges and fees increased $2.4 million during 2023 as compared to 2022. The establishment of agricultural real estate servicing rights during 2023 recognized $2.3 million of service charge income that was not present in prior years. Overdraft, returned check charges and recurring overdraft fees also increased during 2023 as compared to 2022. Customer service fees decreased $366 thousand during 2023 as compared to 2022. Decreased fee income from credit cards was the largest factor for the decrease. 2022 customer service fee revenue was $287 thousand higher than 2021, mostly due to increased credit card income.

The two line items of noninterest income on the consolidated income statement for 2022 which improved over 2021 were customer service fee revenue and other service charges and fees. 2022 customer service fee revenue was $287 thousand higher than 2021, mostly due to increased credit card income. The increase of other service charges and fees in 2022 was attributed to overdraft, returned check charges and recurring overdraft fees from combined business accounts and consumer accounts. Upgrades to our digital products and services continue to occur in both retail and business lines.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. Interchange revenue and fees collected on foreign ATM usage (noncustomers utilizing our ATMs) increased $323 thousand to $5.3 million during 2023 as compared to 2022. During 2022 the Bank collected interchange revenue, combined with fees collected on foreign ATM usage, of $5.0 million which was $149.3 thousand higher than 2021. 2023 included a Mastercard growth credit of $196.3 thousand. For 2022, the Mastercard growth credit was $188 thousand and $151 thousand for 2021. In December of 2019, the Bank became a principal with MasterCard and received a $1.75 million signing bonus. The signing bonus is based on achieving $1.1 billion in signature transactions over five years. The bonus is being recognized over 60 months with $350.8 thousand included in 2023, 2022 and 2021’s $5.3 million, $5.0 million and $4.8 million, respectively. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the noninterest expense section regarding the net effect of debit card activity.

The Bank has seen a decrease in its mortgage production volume and the corresponding gains on the sale of these loans. Loan originations driven by refinance activity have decreased with the higher interest rates in 2023. Noninterest income from net gain on sales of loans was the highest in 2021 of the three year periods shown. Net gain on sales of loans was $699 thousand, $1.4 million and $3.9 million respectively in 2023, 2022 and 2021. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 84.3% of the gains were attributed to the residential loans in 2023, 37.6% in 2022 and 47.4% in 2021. In conjunction with these sales, the Bank maintains servicing rights. The income from one to four mortgage servicing rights was $415 thousand, $537 thousand and $1.4 million for 2023, 2022 and 2021 respectively. Agriculture mortgage servicing rights were $2.3 million in 2023.

The last item in the noninterest income section is the net gain or loss of sale of investments. During the first quarter of 2023, securities were swapped at a loss of $891 thousand with securities with a higher annual yield. The loss was recouped by the higher yield during the first eight months of 2023. The Bank did not sell any securities in 2022. The Bank had sold securities in 2021 for two main purposes: to provide funds for loan growth and to take advantage of the position of the yield curve when a gain can be recognized on sales without extending the duration of the portfolio longer than wanted. In March of 2021, the Company sold and recognized a gain on the sale of securities from the holding company of $293 thousand in preparation for the acquisition of Ossian State Bank. The available for sale security portfolio switched from an unrealized gain position in 2020 into an unrealized loss position in 2021 that continued through 2023.

Non-Interest Expense

Noninterest expense increased 17.6% in 2023 as compared to 2022 and was preceded by a 5.7% increase in 2022 as compared to 2021. Represented in dollars, 2023 was $10.1 million higher than 2022 and 2022 was $3.1 million higher than 2021. Acquisition costs incurred in 2023 and 2022 totaled $207.6 thousand and $2.5 million, respectively with expenses being recorded in multiple line items. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2023, an additional $4.2 million was spent over 2022 which correlates to an 18.6% increase. When making the same analysis for 2022 as compared to 2021, 2022’s costs increased $2.5 million or 12.5%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives comprised of the expense of restricted stock awards and performance incentives. 2023 saw an increase due to the investment in people for our strategic growth initiative and staffing of new offices. 2022 increased with the acquisition of Peoples Federal Savings and Loan offices. 2021 increased with the addition of one new office and the acquisition of Ossian State Bank and Perpetual Federal Savings Bank offices. Normal yearly increases to the employees would be included in all years. Base pay was up $4.7 million for 2023 over the previous year and 2022 was up $2.7 million over 2021. The full time equivalent number of employees at each year-end increased to 456 for 2023, to 431 for 2022 compared to 2021’s 385.

Incentive pay as it relates to performance was down $1.7 million in 2023 over 2022 and up $464.1 thousand in 2022 over 2021. The Return on Assets multiple used to award incentive pay decreased in 2023 to 0.36 compared to 1.196 in 2022 and 1.165 in 2021. In 2022 and 2021, acquisition costs were eliminated from the calculation. The expense for the restricted stock awards increased in 2023 due to more shares being granted to a slightly larger number of employees. 13,897 additional shares were awarded in 2023 with lower market values. The expense for 2023 increased by $381.8 thousand over 2022. The expense for the restricted stock awards increased in 2022 due to more shares being granted to a slightly larger number of employees and the market value of the shares increasing compared to 2021. 7,746 additional shares were awarded in 2022 with a higher value as compared to 2021. The expense for 2022 was higher by $77.4 thousand which included reduced expense due to retirement of $56.9 thousand as compared to 2021. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Employee benefits expense increased in 2023 as compared to 2022. Employee group insurance accounted for the largest portion of the increase, which was an increase of $665.0 thousand over 2022. Acquisition related costs included in employee benefits expense were $143.9 thousand in 2023. The cost of the 401-K retirement plan decreased $215.7 thousand for 2023 as compared to 2022. The contribution portion relating to the discretionary profit-sharing percentage was 1.7% in 2023 compared to 5.5% in 2022. Overall, employee benefits increased $616.9 thousand or 8.9% from 2022.

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

Net occupancy expense typically increases as the Company expands. Net occupancy expense increased for 2023 $1.3 million and increased $381.8 thousand in 2022. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. For 2023, building rent as generated from FM Investments decreased by $93.8 thousand. Rent is received in lieu of commissions. This revenue was able to partially offset increased building repair and maintenance expenses of $113.0 thousand and lease expense of $296.1 thousand and increased building depreciation expense of $367.3 thousand. Building rent as generated by FM Investments was higher by $106.5 thousand in 2022 which offset building repair and maintenance expenses of $14.0 thousand. Net occupancy expense increased for 2022 $381.8 thousand over 2021.

The 1-4 family real estate refinancing activity continued to decrease from 2022 with the increase in interest rates. 2020 accounted for the largest number of loans being closed in the Bank’s history. A correlating expense to that activity as it relates to loans sold to the secondary market, is the amortization of servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the real estate loan is first sold with servicing retained and is therefore recognized immediately. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. Prior to 2023, servicing rights only included 1-4 family real estate loans. The establishment of agricultural real estate servicing rights, incorporated in the table below for 2023, included capitalized additions of $2.3 million and corresponding amortization of $123 thousand. For 2023, combined servicing rights yielded a net income of $2.1 million along with the establishment of a $7 thousand valuation allowance. 2022 had a net loss of $22 thousand which excluded the reversal of the $414 thousand valuation allowance established the prior year. The net income for 2021 was $251 thousand with a carrying value that was greater than the $3.2 million market value thus creating the need to establish a $414 thousand valuation allowance. Of course, the value (or income) of the servicing right when the loans are sold also impacts the net position. As of December 31, 2023, 3,749 1-4 family real estate loans and 593 agricultural loans are being serviced with corresponding balances of $367.8 million and $135.8 million, respectively. 2022 had 3,861 loans serviced with corresponding balances of $375.6 million. As of December 2021, 3,961 loans were being serviced with balances of $380.8 million. Refer to Note 7 for additional information on servicing rights.

The impact of servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2023	2022	2021
Beginning of Year	$3,549	$3,571	$3,320
Capitalized Additions	2,710	537	1,417
Amortization	(604)	(559)	(1,166)
Ending Balance, December 31	5,655	3,549	3,571
Valuation Allowance	(7)	-	(414)
Servicing Rights net, December 31	$5,648	$3,549	$3,157

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

Data processing costs were lower in 2023 as compared to 2022 by $808.3 thousand. Data processing costs were higher in 2022 as compared to 2021 by $454.2 thousand. Acquisition related data processing expense decreased $257.2 thousand in 2022 compared to 2021. As the pricing on many services is based on number of accounts which the Bank fully expects to increase with the growth from the newer offices and overall Bank growth, data processing costs are expected to increase.

ATM expense increased $394.1 thousand over 2022 while 2022 increased $371.2 thousand from 2021. Included in this line are the debit card fees incurred which offset the debit card income as discussed above.

The FDIC assessment increased from 2022 due to an increased assessment base while 2022 decreased as compared to 2021 due to a decreased assessment rate. With continued growth, the assessment base increases which leads to a greater expense. 2023’s assessment was $1.1 million over 2022. The assessment for 2022 was down $168.3 thousand compared to 2021 as a result of the decreased assessment rate.

Advertising and public relations increased in 2023 by $960.8 thousand and increased in 2022 by $210.1 thousand. With the addition of new offices and our new logo launch, 2023 was expected to increase over 2022. 2022 saw the celebration and promotion of the Bank's 125th anniversary.

The last line items with significant variation in noninterest expense to discuss is “consulting fees” and “other general and administrative.” Consulting fees decreased by $469.9 thousand in 2023 from 2022 and decreased $332.8 thousand in 2022 compared to 2021. Consulting expenses related to acquisitions were $542.9 thousand in 2022 and $892.1 thousand in 2021.

Acquisition expenses included in the other general and administrative line were $45.6 thousand for 2023 and $590.3 thousand for 2022. Credit card expense increased $458.6 thousand over 2022. The conversion of our credit card platform in 2023 included $108 thousand of scorecard conversion expense. This represented awards earned by customers that the Company paid to honor rather than allowing them to be lost in the conversion. Auditing and exam fees increased $124.4 thousand in 2023 over 2022 which included $33.6 thousand of acquisition expense and 2022 increased $103.1 thousand over 2021 which included $77.3 thousand of acquisition related costs. Legal expenses decreased in 2023 by $226.4 thousand which included $4.0 thousand of acquisition expense. In 2022, loan and collection expenses increased $287.0 thousand over 2021 and legal expenses decreased $223.3 thousand from 2021 of which $205.1 thousand of the decrease was acquisition related.

Allowance for Credit Losses

Provision expense decreased by $2.9 million for 2023 as compared to 2022 and increased by $1.2 million for 2022 as compared to 2021. The increase in provision expense for 2022 was attributed to the net charge-off activity and significant loan growth. Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. Management continues to monitor asset quality, making adjustments to the provision as necessary. The commercial and industrial portfolio had the highest level of charge-off activity in 2023, 2022 and 2021 at $565, $418 and $814 thousand, respectively. Net charge-offs in the commercial and industrial portfolio were $481, $325 and $557 thousand in 2023, 2022 and 2021, respectively. Total net charge-offs were $551, $529 and $874 thousand for 2023, 2022 and 2021, respectively.

The allowance for credit losses (ACL) represents management’s estimate of probable credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL reflects the Company’s estimated credit losses over the life of the loan. Management assesses changes in prepayment assumptions, interest rates, collateral values, portfolio composition, trends in non-performing loans, and other economic factors. In addition to an extensive internal loan monitoring process, the Company also aims to have an external, independent loan review of approximately 35% of its commercial and agricultural loan portfolio. Management in turn assesses the results from the reviews to make changes in internal risk ratings of loans and the related ACL.

The Bank’s methodology provides an estimate of the probable credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the CECL calculation consist of Commercial Real Estate, Construction & Land Development, Multi-family real estate, Commercial & Industrial, Farmland, Agriculture, Single Family real estate, Home Equity Lines of Credit, and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

Due to the Company’s loss history not being sufficient enough to predict future losses, the Company is utilizing peer data from a peer group of 307 banks in the region with asset sizes less than $5 billion. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + Qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for Change in real GDP and National Unemployment is completed. Annual projections are broken down using a straight-line approach for quarterly changes.

In addition to this quantitative analysis, management also utilizes qualitative analysis each quarter to assess the general reserve on the loan portfolio. The Qualitative factors include nine categories: ability of staff, changes in collateral values, changes in loan concentration levels, economic conditions, external factors such as regulatory, level and trends in non-accrual or adversely classified loans, loan review results, nature and volume of the portfolio and loan terms, and changes in lending policies and procedures. Items within these categories are ranked as baseline, low, medium, or high levels of risk, and the related risk level per categories dictates the level of qualitative factor that is used depending on the standard deviation level from historical loss.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $0.4 million at December 31, 2023, and $2.0 million at December 31, 2022. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

Inherent in most estimates is imprecision. Bank regulatory agencies and external auditors periodically review the Bank’s methodology and adequacy of the ACL. Any required changes in the ACL or loan charge-offs by these agencies or auditors may have a material effect on the ACL. For more information regarding the estimates and calculations used to establish the ACL please see Note 1 to the consolidated financial statements provided herewith.

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loan categories of off-balance sheet exposures are the same as the loan categories for the ACL. The funding assumptions are updated each quarter based on expected utilization percentages.

Watch list loan balances are comprised of loans graded 5-8. At year-end December 31, 2023, these loans totaled $104.9 million and were $44.9 million higher than December 31, 2022. Commercial real estate, agricultural real estate and commercial loans comprised $68.6 million, $17.5 million and $8.8 million of the watch list loans, respectively. Grade 5 increased $54.9 million in 2023 as compared to 2022 and Grade 6 decreased $10.4 million in the same comparison. Grade 7 increased $257 thousand over 2022.

At year-end December 31, 2022, these loans totaled $60.0 million and were approximately $4.6 million higher than December 31, 2021. Grade 5 increased $2.6 million in 2022 as compared to 2021 and Grade 6 increased $2.0 million in the same comparison.

At year-end December 31, 2021 these loans totaled $55.4 million and were $1.0 million lower than December 31, 2020. Grade 5 increased $4.4 million in 2021 as compared to 2020 and Grade 6 decreased by $4.3 million in the same comparison. Grade 7 decreased $1.1 million in 2021 as compared to 2020.

Of the aggregate watch list loan balances, as of December 31, 2023, 75.8% of the watch list was classified as special mention, with an additional 23.8% classified as substandard and a small 0.2% or $257 thousand of the $104.9 million watch list was classified as doubtful.

At December 31, 2022, of the $60.0 million watch list loans, 41.0% were classified as special mention and 59.0% were classified as substandard. At year-end 2021, of the $55.4 million watch list loans, 39.7% were classified as special mention and 60.3% were classified as substandard.

In response to these fluctuations and the offset by loan growth during 2021 through 2023, the Bank’s ACL to outstanding loan coverage percentage changed to 0.97% as of December 31, 2023, 0.86% as of December 31, 2022 and 0.87% as of December 31, 2021. In addition, for 2023, 2022 and 2021, our allowance for credit losses does not include a $363 thousand, $785 thousand and $1.2 million credit mark associated with the Limberlost acquisition. For 2023, 2022 and 2021, our allowance for credit losses also does not include a $294 thousand, $480 thousand or $966 thousand credit mark associated with the Ossian acquisition. The credit mark not included in the allowance for credit losses associated with the Perpetual Federal Savings Bank acquisition for 2023, 2022 and 2021 was $2.8 million, $4.4 million and $5.5 million, respectively. 2023 and 2022 also include a $566 thousand and $798 thousand credit mark associated with the Peoples Federal Savings and Loan Bank acquisition. Together, all of the credit marks further support the current position of the ACL.

All commercial and agricultural relationships with lines of credit greater than $100,000 and aggregate loan exposure greater than $250,000 are reviewed annually by the Bank’s Credit Department. All commercial and agricultural relationships with term debt only and aggregate loan exposure greater than $1,000,000 are also reviewed by the Bank’s Credit Department. These reviews are conducted to identify early signs of deterioration.

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

The ACL increased $5.7 million during 2023 which included an increase to the allowance for credit losses of $3.6 million and unfunded loan commitments of $904 thousand with the adoption of CECL. The ACL increased $4.3 million and $3.0 million during 2022 and 2021, respectively. December 31, 2021 had the lowest loans past due 30+ day percentage at 0.09% in the last ten years. December 31, 2020 and 2022 were at respectable lows of 0.29% and 0.26%. At December 31, 2023, the loans past due 30+ day percentage was slightly higher but still respectable at 0.45%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Income Taxes

Income tax expense was $2.4 million lower for 2023 than 2022 as result of approximately a $12.1 million decrease of pretax income. Effective tax rates were 19.63%, 19.67% and 20.35% for 2023, 2022 and 2021 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $149, $137 and $119 thousand for 2023, 2022 and 2021, respectively less the TEFRA adjustments of $20, $5 and $3 thousand respectively.

Material Changes in Financial Condition

The shifts in the balance sheet during 2021 through 2023 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by growth in core deposits, other time deposits and growth in other borrowings. The cost of funds beginning in 2022 has been impacted by the increase of both interest bearing liabilities, the pressure on rates from competition for funds and a rising rate environment. In 2023, the rate pressure from competition was extremely high with many depositors rate shopping. Going forward, there is a heightened focus on controlling the cost of funds. Loan growth contributed to an increase in profitability in 2021 through 2022.

Average earning assets increased in balances for all years during 2021 through 2023 with loan growth the primary factor for the increase.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income

	(In Thousands, except share data)
	2023	2022	2021	2020	2019
Summary of Income:
Interest income	$139,808	$101,149	$76,840	$70,169	$68,306
Interest expense	58,411	14,362	7,342	10,393	14,759
Net Interest Income	81,397	86,787	69,498	59,776	53,547
Provision for Credit Losses - Loans*	1,698	4,600	3,444	6,981	1,138
Provision for Credit Losses - Off Balance Sheet Credit Exposures*	46	0	0	0	0
Net Interest Income After Provision for Credit Losses*	79,653	82,187	66,054	52,795	52,409
Noninterest income (expense), net	(51,299)	(41,712)	(36,557)	(27,589)	(29,647)
Net income before income taxes	28,354	40,475	29,497	25,206	22,762
Income taxes	5,567	7,960	6,002	5,111	4,360
Net income	$22,787	$32,515	$23,495	$20,095	$18,402
Per Share of Common Stock:
Earnings per common share outstanding**
Net income	$1.67	$2.46	$2.01	$1.80	$1.66
Dividends	$0.8500	$0.8125	$0.7100	$0.6600	$0.6100
Weighted average number of shares outstanding, including participating securities	13,641,336	13,206,713	11,664,852	11,146,270	11,113,810

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2019 through 2022 provision amounts reflect the incurred loss method.

**Based on weighted average number of shares outstanding.

Summary of Consolidated Balance Sheet

	(In Thousands)
	2023	2022	2021	2020	2019
Total assets	$3,283,229	$3,015,351	$2,638,300	$1,909,544	$1,607,330
Loans, net	2,556,167	2,336,074	1,841,177	1,289,318	1,211,771
Total deposits	2,607,463	2,468,864	2,193,462	1,596,162	1,288,347
Stockholders' equity	316,543	298,140	297,167	249,160	230,258
Key Ratios
Return on average equity	7.46%	11.30%	9.09%	8.38%	8.26%
Return on average assets	0.71%	1.17%	1.05%	1.14%	1.23%
Loans to deposits	97.93%	94.62%	83.94%	80.78%	94.06%
Capital to assets	9.64%	9.89%	11.26%	13.05%	14.33%
Dividend payout	50.37%	32.74%	35.08%	36.36%	36.59%

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

Our cash position increased with each of our recent acquisitions and the excess cash was partially invested in the security portfolio. Security balances as of December 31 are summarized below:

	(In Thousands)
	2023	2022	2021
U.S. Treasury	$80,270	$94,678	$89,177
U.S. Government agencies	128,222	139,767	156,886
Mortgage-backed securities	82,132	86,927	117,927
State and local governments	67,854	69,417	65,941
	$358,478	$390,789	$429,931

The following table sets forth the maturities of investment securities as of December 31, 2023 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$19,062	0.82%	$61,208	0.88%
U.S. Government agencies	-	0.00%	128,222	1.11%
Mortgage-backed securities	368	2.10%	16,587	2.22%
State and local governments	4,226	2.31%	7,877	3.73%
Taxable state and local governments	986	1.20%	25,828	2.06%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$-	0.00%
U.S. Government agencies	-	0.00%	-	0.00%
Mortgage-backed securities	62,556	1.94%	2,621	2.35%
State and local governments	4,283	3.69%	-	0.00%
Taxable state and local governments	24,654	2.34%	-	0.00%

As of December 31, 2023, the Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $14.8 million. This is required in order to obtain Federal Home Loan Bank loans.

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

The following table shows the Bank’s gross loan portfolio, excluding loans held for sale, by category of loan as of December 31 of each year:

	(In Thousands)
Loans:	2023	2022	2021	2020	2019
Consumer Real Estate	$521,895	$494,423	$395,873	$175,588	$165,349
Agricultural Real Estate	223,791	220,819	198,343	189,159	199,105
Agricultural	132,560	128,733	118,368	94,358	111,820
Commercial Real Estate	1,337,766	1,152,603	848,477	588,825	551,309
Commercial and Industrial	254,935	242,360	208,270	189,246	135,631
Consumer	79,591	89,147	57,737	52,540	49,237
Other	30,136	29,818	32,089	15,757	8,314
	$2,580,674	$2,357,903	$1,859,157	$1,305,473	$1,220,765

The following table shows the maturity of loans excluding fair value adjustments as of December 31, 2023:

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$12,307	$33,817	$157,139	$322,639
Agricultural Real Estate	546	6,149	63,073	154,648
Agricultural	62,926	47,053	19,184	3,430
Commercial Real Estate	109,232	382,123	619,438	227,126
Commercial and Industrial	97,823	103,806	52,981	828
Consumer	2,036	58,115	19,561	94
Other	2,855	1,452	16,251	9,584
	$287,725	$632,515	$947,627	$718,349

The following table presents the total of loans excluding fair value adjustments due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$487,984	$25,611	$513,595
Agricultural Real Estate	175,817	48,053	223,870
Agricultural	67,446	2,221	69,667
Commercial Real Estate	1,016,254	212,433	1,228,687
Commercial and Industrial	145,756	11,859	157,615
Consumer	77,770	-	77,770
Other	17,703	9,584	27,287
	$1,988,730	$309,761	$2,298,491

The following tables present the Company's amortized cost of nonaccrual loans by class of loans as of December 31, 2023 and the recorded investment of nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31, 2022 through 2019:

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

	(In Thousands)
	2022	2021	2020	2019
Nonaccrual loans	$4,689	$8,076	$9,404	$3,400
Accruing loans past due 90 days or more	-	-	-	-
Modified loans for borrowers experiencing financial difficulty, not included above	1,184	1,076	941	980
Total	$5,873	$9,152	$10,345	$4,380

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $1.6 million for 2023, $157 thousand for 2022 and $502 thousand for 2021. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on a loan with expected credit loss and with a specific allocation. A collection of interest on a loan with an expected credit loss and with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $43 thousand for 2023, $361 thousand for 2022 and $292 thousand for 2021.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $22.4 million at December 31, 2023 compared to balances of $4.7 million and $8.1 million as of year-end 2022 and 2021. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2023, the Bank had $102.8 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. Commercial real estate, agricultural real estate, commercial and agricultural loans comprised $69.2 million, $18.7 million, $8.7 million and $6.2 million respectively. At December 31, 2022, the Bank had $60.0 million of these loans and at December 31, 2021, the Bank had $55.4 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s determination of the allowance for credit losses at December 31, 2023, 2022 and 2021.

In extending credit to families, businesses and governments, banks accept a measure of risk against which an allowance for possible credit losses is established by way of expense charges to earnings. This expense is determined by management based on a detailed monthly review of the risk factors affecting the loan portfolio, including general economic conditions, changes in the portfolio mix, past due loan-loss experience and the financial condition of the Bank’s borrowers.

As of December 31, 2023, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $132.6 million with an additional $223.8 million in agricultural real estate loans which compared to $128.7 and $220.9 million respectively as of December 31, 2022. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

As of December 31, 2023, the Bank had $357.3 thousand of its loans that were considered modified for borrowers experiencing financial difficulty, of which $254.8 thousand are included in nonaccrual loans. As of December 31, 2022, the Bank had $3.6 million of its loans that were classified as troubled debt restructurings, of which $2.5 million are included in nonaccrual loans. This compares to $7.6 million of troubled debt restructurings, of which $6.5 million are included in nonaccrual loans for 2021 and $6.5 million of troubled debt restructuring, of which $5.6 million are included in nonaccrual loans for 2020. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring.

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

Performing “non-watch list” loans secured in whole or in part by real estate, do not require an updated appraisal unless the loan is rewritten and additional funds advanced. Watch List loans secured in whole or in part by real estate require updated appraisals every two years. All loans are subject to loan to values as found in the Bank’s loan policies irrespective of their grade. The Bank’s watch list is reviewed on a quarterly basis by management and any questions as to value are addressed at that time.

The majority of the Bank’s loans are made in the market by lenders who live and work in the market. Thus, their evaluation of the independent valuation is also valuable and serves as a double check.

On extremely rare occasions, the Bank will make adjustments to the recorded values of collateral securing commercial real estate loans without acquiring an updated appraisal for the subject property. The Bank has no formalized policy for determining when collateral value adjustments between regularly scheduled appraisals are necessary, nor does it use any specific methodology for applying such adjustments. However, on a quarterly basis as part of its normal operations, the Bank’s senior management and the Credit Analyst Department will meet to review all commercial credits either deemed to be impaired or on the Bank’s watch list. An external review by an independent firm of 35% of our larger credits is also completed annually. In addition to analyzing the recent performance of these loans, management and the Enterprise Risk Management Committee will also consider any general market conditions that might warrant adjustments to the value of particular real estate collateralizing commercial loans. In addition, management conducts annual reviews of all commercial loans exceeding certain outstanding balance thresholds. In each of these situations, any information available to management regarding market conditions impacting a specific property or other relevant factors are considered, and lenders familiar with a particular commercial real estate loan and the underlying collateral may be present to provide their opinion on such factors. If the available information leads management to conclude a valuation adjustment is warranted, such an adjustment may be applied on the basis of the information available. If management concludes that an adjustment is warranted but lacks the specific information needed to reasonably quantify the adjustment, management will order a new appraisal on the subject property even though one may not be required under the Bank’s general policies for updating appraisal.

Note 4 of the Consolidated Financial Statements may also be reviewed for additional tables dealing with the Bank’s loans and ACL.

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. ASU 2016-13 requires an expected credit losses approach, referred to as the Current Expected Credit Losses (CECL) approach to evaluating the allowance for credit losses. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The Company did not make any material changes to its business practices as a result of implementing the ASU.

The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $3.6 million, increase in the allowance for unfunded loan commitment and letters of credit of $0.9 million and a $3.4 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our consolidated balance sheets, with the $1.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our consolidated balance sheets. Actual charge-off of loan balances is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral.

As presented in the table on the next page, charge-offs increased to $990 thousand for 2023. 57.1% of the charge-offs stemmed from the commercial and industrial portfolio. Charge-offs were $827 thousand for 2022, $1.3 million for 2021, preceded by $720 thousand for 2020 and $841thousand for 2019. Recoveries were $439 thousand in 2023 compared to $298, $458, $183 and $156 thousand for 2022, 2021, 2020 and 2019, respectively. The net charge-offs for the last five years were all under $900 thousand with 2021 the highest at $874 thousand and 2022 the lowest at $529 thousand.

During 2023, controlled loan growth resulted in lower provision expense. Higher provision expense was used to fund the ACL for loan growth in 2022 and 2019. 2021 and 2020 had higher provision expense due to the uncertainty surrounding COVID-19 and its impact on individuals and businesses. Overall, the ACL increased from $7.2 million at year-end 2019 to $25.0 million at year-end 2023. After adding the allowance for unfunded loan commitments, the ACL ended 2023 at $27.2 million.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	(In Thousands)
	2023	2022	2021	2020	2019
Loans	$2,578,472	$2,356,387	$1,857,419	$1,302,990	$1,218,999
Daily average of outstanding loans	$2,491,502	$2,073,737	$1,522,088	$1,313,675	$1,129,231
Nonaccrual loans	$22,353	$4,689	$8,076	$9,404	$3,400
Nonperforming loans	$22,353	$4,689	$8,076	$9,404	$3,400
Allowance for Credit Losses - Jan 1	$20,313	$16,242	$13,672	$7,228	$6,775
Adjust for accounting change (ASU 2016-13)	3,564	-	-	-	-
Loans Charged off:
Consumer Real Estate	-	-	19	35	98
Agricultural Real Estate	-	-	105	-	-
Agricultural	-	-	143	-	37
Commercial Real Estate	-	-	-	8	-
Commercial and Industrial	565	418	814	297	215
Consumer	425	409	251	380	491
	990	827	1,332	720	841
Loan Recoveries:
Consumer Real Estate	35	20	13	9	-
Agricultural Real Estate	105	-	-	-	-
Agricultural	10	7	14	-	3
Commercial Real Estate	8	9	10	10	11
Commercial and Industrial	84	93	257	24	22
Consumer	197	169	164	140	120
	439	298	458	183	156
Net Charge-offs:
Consumer Real Estate	(35)	(20)	6	26	98
Agricultural Real Estate	(105)	-	105	-	-
Agricultural	(10)	(7)	129	-	34
Commercial Real Estate	(8)	(9)	(10)	(2)	(11)
Commercial and Industrial	481	325	557	273	193
Consumer	228	240	87	240	371
	551	529	874	537	685
Provision for credit losses	1,698	4,600	3,444	6,981	1,138
Acquisition provision for credit losses	-	-	-	-	-
Allowance for Credit Losses - Dec 31	25,024	20,313	16,242	13,672	7,228
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	2,212	1,262	1,041	641	479
Total Allowance for Credit Losses - Dec 31	$27,236	$21,575	$17,283	$14,313	$7,707
Ratio of Net Charge-offs to Average Outstanding Loans	0.02%	0.03%	0.06%	0.04%	0.06%
Ratio of Nonaccrual Loans to Loans	0.87%	0.20%	0.43%	0.72%	0.28%
Ratio of the Allowance for Credit Losses to Loans	0.97%	0.86%	0.87%	1.05%	0.59%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	111.95%	273.67%	201.11%	145.47%	209.70%
Ratio of the Allowance for Credit Losses to Nonperforming Loans	111.95%	273.67%	201.11%	145.47%	209.70%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans at December 31, 2023 within this chart does not include a fair value basis adjustment for derivatives of $2.7 million.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2019 through 2022 provision amounts reflect the incurred loss method.

Allocation of ACL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2023		2022		2021		2020		2019
	Amount		Amount		Amount		Amount		Amount
	(000's)%		(000's)%		(000's)%		(000's)%		(000's)%
Balance at End of Period Applicable To:
Consumer Real Estate	$3,581	20.24	$998	20.98	$857	21.31	$633	13.45	$311	13.51
Agricultural Real Estate	312	8.67	349	9.36	1,040	10.66	958	14.49	314	16.31
Agricultural	336	5.15	751	5.47	709	6.38	701	7.25	691	9.18
Commercial Real Estate	17,400	51.77	11,924	48.83	9,130	45.61	7,415	45.10	3,634	45.14
Commercial and Industrial	2,093	12.22	5,382	11.55	3,847	11.20	3,346	15.67	1,727	11.81
Consumer	1,302	1.95	891	3.81	625	3.11	606	4.04	551	4.05
Unallocated	-	0.00	18	0.00	34	1.73	13	0.00	-	0.00
Allowance for Credit Losses	$25,024	100.00	$20,313	100.00	$16,242	100.00	$13,672	100.00	$7,228	100.00
Off Balance Sheet Commitments	2,212		1,262		1,041		641		479
Total Allowance for Credit Losses	$27,236		$21,575		$17,283		$14,313		$7,707

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, the 2022 through 2019 methodology reflects the incurred loss method.

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity both in total and uninsured greater than $250,000 as of December 31, 2023 are as follows:

	(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$129,746	$78,278	$91,199	$103,213
Uninsured Time Deposits	$46,777	$29,253	$27,450	$35,642

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2023:
Average balance	$493,820	$766,158	$610,160	$640,390
Average rate	0.00%	2.84%	0.93%	3.10%
December 31, 2022:
Average balance	$480,389	$688,908	$646,363	$451,013
Average rate	0.00%	0.71%	0.21%	1.29%
December 31, 2021:
Average balance	$400,801	$635,544	$510,092	$306,600
Average rate	0.00%	0.24%	0.18%	1.16%

Uninsured deposits greater than $250,000 are presented by year in the table below:

	(In Thousands)
	2023	2022	2021
Uninsured Deposits	$282,991	$332,264	$296,162

Liquidity

Liquidity remains a focus as a battle for deposits existed throughout 2023 and remains going into 2024. A special emphasis was placed on deposit growth in the 2nd and 3rd quarters of 2023 and the team responded when a deposit campaign was launched to raise an additional $100 million in deposits. As an industry, deposit growth from 2019 to 2022 was too easy with the additional funds funneled into the market from our government during COVID. 2023 reminded us deposits are as essential to our success as loan originations. As the competition for deposits has increased, the Company has increased emphasis on its liquidity position. The frequency of management liquidity meetings was increased to weekly to be more responsive to opportunities and threats as they arise. These have proven to be greatly beneficial and will continue. Deposits grew 5.61% or $138.6 million in 2023 as compared to year-end 2022. The largest growth was in time deposits which provides stability for liquidity. Our checking account balances, interest and noninterest bearing combined, grew $61.6 million in comparing December 31, 2023 to December 31. 2022. These represent true core balances and provide additional opportunities to benefit noninterest income.

After the first quarter, the Company had begun to experience a slowdown in its growth mode. It is partly due to a natural decrease in borrowers' loan demand as higher interest rates have made projected capital outlays too costly. The Bank has also experienced a more challenging environment in which to raise lower cost core deposits. Therefore, we also chose to participate out a portion of our larger loans with other financial institutions, both new loans and existing. The Bank has also maintained an emphasis on servicing existing clients and focus on prudent growth within our newer markets. Overall, loans grew 9.54% during 2023 or $224.8 million as compared to 2022.

Cash balances increased drastically, up 68.6% or $57.8 million over 2022 year-end levels. Holding cash at the Federal Reserve earned the Bank the highest rate for liquid assets due to the inverted yield curve. This holds true as we head into 2024. In addition to the high cash balance, the Bank has access to $128 million of unsecured borrowings through correspondent banks. Through the Federal Home Loan Bank, the Bank also has an additional $42.5 million available based on current collateral pledging and $150.1 million through the Cash Management Advance program. The Company and Bank combined has $102.7 million of unpledged securities which may be sold or used as collateral. In addition, securities with a carrying value of $61.7 million and a par value of $69.9 million were pledged to the Federal Reserve’s Bank Term Funding program to secure additional borrowing capacity. These borrowings utilize the par value of securities. The Company kept a line of credit in place, though changed the lender upon the maturity of the line in 4th quarter 2023. The Bank broadened our relationships with additional broker firms to strengthen our contingency funding position.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. These amounted to $28.2 million as of December 31, 2023, down from the $54.2 million as of December 31, 2022. The decrease was due to the elimination of need for federal funds purchased. The securities sold under agreement to repurchase accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits.

Federal Home Loan Bank advances grew to $265.8 million as of December 31, 2023, from $127.5 million on December 31, 2022. The increase in advances helped to offset the difference for funding the loan growth which outpaced the deposit growth in both 2022 and 2023.

The Company will continue to develop our deposit gathering skills. The addition of four new retail offices will aid in establishing new relationships. Given that two of the retail offices are in communities where a loan production office was located should help to broaden those relationships with deposits. The Bank will continue to meet weekly to focus our strategic plans on increasing liquidity while improving profitability.

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

Contractual Obligations

Contractual obligations of the Company totaled $1.0 billion as of December 31, 2023. Time deposits, contractual agreements for certificates of deposits held by its customers, were $663.0 million. Securities sold under agreement to repurchase were $28.2 million. Short term debt, which consisted of a line of credit secured for the acquisition of Peoples Federal Savings and Loan Bank of $10.0 million, was paid off during the first quarter of 2023. There were no federal funds purchased as of December 31, 2023. Long term debt was comprised of borrowings with the Federal Home Loan Bank of $265.8 million and subordinated notes of $35.0 million. Short term and long term debt is further defined in Note 10 of the consolidated financial statements.

Capital Resources

Stockholder’s Equity was $316.5 million as of December 31, 2023, compared to $298.1 million on December 31, 2022. Dividends declared during 2023 were $0.85 per share totaling $11.5 million, up 4.6% from $0.8125 per share dividend declared in 2022, totaling $10.6 million. Throughout 2023, the Company awarded 64,225 shares to 113 employees compared to 59,496 shares awarded to 109 employees during 2022. The majority of shares were awarded under a 3-year cliff vesting restriction in both years. 6,350 shares were forfeited under the long-term incentive plan throughout 2023 and 8,000 shares were forfeited throughout 2022. At year-end 2023, the Company held 151,350 shares in unearned stock awards, an increase from the year-end 2022 number of shares held in unearned stock awards of 128,952. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 12: Employee Benefit Plans in the consolidated financial statements. The Company held 899,784 shares in Treasury stock as of December 31, 2023, compared to 956,003 shares in Treasury stock as of the same date in 2022. On January 16, 2024, the Company announced the authorization of 650,000 shares for the Company’s repurchase, either in the open market, or in privately negotiated transactions, of its outstanding common stock commencing January 16, 2024, and ending December 31, 2024, by our Board of Directors. At the 2023 annual meeting, our shareholders approved the Company’s ability to establish a new class of flexible preferred stock and to issue 100,000 shares of such preferred stock at the Board of Director’s discretion. No preferred stock was issued during the remainder of 2023.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. On December 31, 2023, the Bank had total risk-based capital ratios of 11.73%. Core capital to risk-based asset ratio of 10.77% for the Bank, is more than regulatory guidelines. The Bank’s leverage ratio of 8.66% is also in excess of regulatory guidelines. Under Basel III, the common equity tier I capital to risk weighted assets ratio is also well above the required 4.5% and 6.5% well capitalized levels with the Bank at 10.77%. Adding on the required capital conservation buffer of 2.5% to the previous regulatory ratios and the Bank remains well above the requirements. The Bank’s capital conservation buffer is 3.73%. For further discussion and analysis of regulatory capital requirements, refer to Note 16 of the Consolidated Audited Financial Statements.

The Company’s subsidiary is restricted by regulations from making dividend distributions in excess of certain prescribed amounts. Upon prior regulatory approval, the Bank may be allowed to pay above the prescribed amounts.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which we are subject is interest rate risk. Much of our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long-term borrowings. Interest rate risk occurs when interest bearing assets and liabilities re-price at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is effectively managed. If our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis.

The Bank’s balance sheet is liability sensitive which has resulted in a steep decline of net interest margin as rates rose over 2023. The level of long-term assets represents elevated risk and will continue to be an interest income anchor as those assets are at much lower rates when compared to current market rates. The Bank has utilized an interest rate hedge as protection against rising rates and is receiving some benefit, see Note 18 for disclosure. Additionally, the deposit growth was funded by a substantial portion of CDs in 2023, many of which were shorter term CD specials. As these CD specials come due in 2024, the Bank’s cost of funds may rise as the replacement rates for theses CDs currently are higher than their maturing rates in a flat rate environment. In a falling rate environment, this should provide a benefit based on the duration of the portfolio. Management continues to review and is using external assistance to monitor and adjust our assumptions concerning decay rates, key rate ties on deposit accounts and prepayment speeds on loans for 2024. Both directional changes are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from our prediction.

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2023 and 2022.

Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancorp, Inc. (Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes to stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, in 2023, the entity changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2023, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2023, the allowance for credit losses (ACL) balance was $27,236,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized an average charge-off model derived from historical charge-off data to construct a loss rate for each identified loan segment. Due to the Company's loss history not being sufficient and relevant enough to predict future losses, the Company is utilizing peer data from a peer group. The loss rates are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of controls over the qualitative adjustments used in the ACL calculation including controls addressing the:
o
Significant assumptions and judgments applied in the development of the qualitative adjustments.
o
Mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.
•
Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:
o
Testing management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.
o
Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
o
Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

We have served as the Company’s auditor since 2014.

Fort Wayne, Indiana

February 27, 2024

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and 2022

(000’s Omitted, Except Share Data)

	2023	2022
Assets
Assets
Cash and due from banks	$140,917	$83,085
Federal funds sold	1,284	1,324
Total cash and cash equivalents	142,201	84,409
Interest-bearing time deposits	2,740	4,442
Securities - available-for-sale	358,478	390,789
Other securities, at cost	17,138	9,799
Loans held for sale	1,576	827
Loans, net of allowance for credit losses of $25,024 and $20,313	2,556,167	2,336,074
Premises and equipment	35,790	28,381
Construction in progress	8	278
Goodwill	86,358	86,358
Loan servicing rights	5,648	3,549
Bank owned life insurance	33,907	33,073
Other assets	43,218	37,372
Total Assets	$3,283,229	$3,015,351
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$528,465	$532,794
Interest-bearing
NOW accounts	816,790	750,887
Savings	599,191	627,203
Time	663,017	557,980
Total deposits	2,607,463	2,468,864
Federal funds purchased and securities sold under agreement to repurchase	28,218	54,206
Federal Home Loan Bank (FHLB) advances	265,750	127,485
Other borrowings	-	10,000
Subordinated notes, net of unamortized issuance costs	34,702	34,586
Dividend payable	2,974	2,832
Accrued expenses and other liabilities	27,579	19,238
Total liabilities	2,966,686	2,717,211

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 12/31/23 and 12/31/22	135,515	135,497
Treasury stock - 899,784 shares 12/31/23 and 956,003 shares 12/31/22	(11,040)	(11,573)
Retained earnings	221,080	212,449
Accumulated other comprehensive loss	(29,012)	(38,233)
Total stockholders' equity	316,543	298,140
Total Liabilities and Stockholders' Equity	$3,283,229	$3,015,351

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2023, 2022 and 2021

(000’s Omitted, Except Per Share Data)

	2023	2022	2021
Interest Income
Loans, including fees	$129,344	$94,264	$71,645
Debt securities:
U.S. Treasury and government agencies	4,090	4,225	3,496
Municipalities	1,598	1,415	1,170
Dividends	882	318	174
Federal funds sold	44	21	31
Other	3,850	906	324
Total interest income	139,808	101,149	76,840
Interest Expense
Deposits	46,923	9,883	5,418
Federal funds purchased and securities sold under agreements to repurchase	1,474	1,197	649
Borrowed funds	8,876	2,160	785
Subordinated notes	1,138	1,122	490
Total interest expense	58,411	14,362	7,342
Net Interest Income - Before Provision for Credit Losses*	81,397	86,787	69,498
Provision for Credit Losses - Loans*	1,698	4,600	3,444
Provision for Credit Losses - Off Balance Sheet Credit Exposures*	46	-	-
Net Interest Income After Provision for Credit Losses*	79,653	82,187	66,054
Noninterest Income
Customer service fees	9,592	9,958	9,671
Other service charges and fees	6,640	4,226	3,748
Net gain on sale of loans	699	1,353	3,897
Net gain (loss) on sale of available-for-sale securities	(891)	-	293
Total noninterest income	16,040	15,537	17,609
Noninterest Expense
Salaries and wages	26,915	22,700	20,184
Employee benefits	7,520	6,903	7,322
Net occupancy expense	3,833	2,566	2,184
Furniture and equipment	5,022	4,207	3,324
Data processing	3,147	3,956	3,501
Franchise taxes	1,487	1,384	1,473
ATM expense	2,611	2,217	1,846
Advertising	2,606	1,646	1,436
Net (gain) loss on sale of other assets owned	135	(259)	434
FDIC assessment	1,982	905	1,073
Servicing rights amortization - net	611	145	1,580
Consulting fees	832	1,302	1,634
Other general and administrative	10,638	9,577	8,175
Total noninterest expense	67,339	57,249	54,166
Income Before Income Taxes	28,354	40,475	29,497
Income Taxes	5,567	7,960	6,002
Net Income	$22,787	$32,515	$23,495

Basic Earnings Per Share	$1.67	$2.46	$2.01
Diluted Earnings Per Share	$1.67	$2.46	$2.01
Dividends Declared	$0.85	$0.8125	$0.71

See Notes to Consolidated Financial Statements

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 and 2021 provision amounts reflect the incurred loss method.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023, 2022 and 2021

(000’s Omitted)

	2023	2022	2021
Net Income	$22,787	$32,515	$23,495
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	10,781	(44,366)	(10,948)
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	891	-	(293)
Net unrealized gain (loss) on available-for-sale securities	11,672	(44,366)	(11,241)
Tax expense (benefit)	2,451	(9,317)	(2,360)
Other comprehensive income (loss)	9,221	(35,049)	(8,881)
Comprehensive Income (Loss)	$32,008	$(2,534)	$14,614

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2021	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160
Net income	-	-	-	23,495	-	23,495
Other comprehensive loss	-	-	-	-	(8,881)	(8,881)
Issuance of 1,833,845 shares of common stock in acquisition	1,833,845	41,078	-	-	-	41,078
Purchase of treasury stock	(14,611)	-	(338)	-	-	(338)
Issuance of 48,750 shares of restricted stock (Net of forfeitures - 2,575)	46,175	(1,030)	507	523	-	-
Stock-based compensation expense	-	822	-	-	-	822
Director stock awards	3,280	-	39	34	-	73
Cash dividends declared - $0.71 per share	-	-	-	(8,242)	-	(8,242)
Balance - December 31, 2021	13,066,233	122,674	(11,724)	189,401	(3,184)	297,167
Net income	-	-	-	32,515	-	32,515
Other comprehensive loss	-	-	-	-	(35,049)	(35,049)
Issuance of 500,426 shares and purchase of 125 shares of common stock in acquisition	500,301	13,446	(3)	-	-	13,443
Purchase of treasury stock	(9,488)	-	(308)	-	-	(308)
Issuance of 56,496 shares of restricted stock (Net of forfeitures - 8,000)	48,496	(1,522)	428	1,094	-	-
Stock-based compensation expense	-	899	-	-	-	899
Director stock awards	2,880	-	34	86	-	120
Cash dividends declared - $0.8125 per share	-	-	-	(10,647)	-	(10,647)
Balance - December 31, 2022	13,608,422	135,497	(11,573)	212,449	(38,233)	298,140
Cumulative change in accounting principle	-	-	-	(3,371)	-	(3,371)
Balance - January 1, 2023 (as adjusted for change in accounting principle)	13,608,422	135,497	(11,573)	209,078	(38,233)	294,769
Net income	-	-	-	22,787	-	22,787
Other comprehensive income	-	-	-	-	9,221	9,221
Purchase of treasury stock	(10,704)	-	(218)	-	-	(218)
Issuance of 64,425 shares of restricted stock (Net of forfeitures - 6,350)	57,875	(1,263)	641	622	-	-
Stock-based compensation expense	-	1,281	-	-	-	1,281
Director stock awards	9,048	-	110	70	-	180
Cash dividends declared - $0.85 per share	-	-	-	(11,477)	-	(11,477)
Balance - December 31, 2023	13,664,641	$135,515	$(11,040)	$221,080	$(29,012)	$316,543

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(000’s Omitted)

	2023	2022	2021
Cash Flows from Operating Activities
Net income	$22,787	$32,515	$23,495
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,383	2,739	2,610
Amortization of premiums on available-for-sale securities, net	1,500	2,090	2,203
Capitalized additions to servicing rights	(2,710)	(537)	(1,417)
Servicing rights amortization and impairment	611	145	1,580
Amortization of core deposit intangible	1,657	1,011	677
Amortization of customer list intangible	123	123	123
Net accretion of fair value adjustments	(3,569)	(4,531)	(1,231)
Amortization of subordinated note issuance costs	116	115	50
Stock-based compensation expense	1,281	899	822
Director stock awards	180	120	73
Deferred income taxes	2,228	171	(1,805)
Provision for credit losses - loans	1,698	4,600	3,444
Provision for credit losses-Off balance sheet credit exposures	46	-	-
Gain on sale of loans held for sale	(699)	(1,353)	(3,897)
Originations of loans held for sale	(36,399)	(69,410)	(121,172)
Proceeds from sale of loans held for sale	36,349	77,650	125,095
Gain on derivatives	(40)	-	-
(Gain) loss on sale of other assets owned	135	(259)	434
(Gain) loss on sales of available-for-sale securities	891	-	(293)
Increase in cash surrender value of bank owned life insurance	(834)	(691)	(636)
Change in other assets and other liabilities, net	(6,588)	(4,728)	4,586
Net cash provided by operating activities	22,146	40,669	34,741
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	24,021	31,064	56,310
Sales	21,963	-	9,292
Purchases	(4,392)	(38,377)	(170,629)
Activity in other securities, at cost:
Purchases	(9,004)	(1,615)	(670)
Change in interest-bearing time deposits	1,702	6,471	20,216
Proceeds from redemption of FHLB stock	1,665	1,249	1,522
Proceeds from sales of other assets owned	219	440	457
Additions to premises and equipment	(10,929)	(2,600)	(1,965)
Loan originations and principal collections, net	(219,333)	(395,610)	(167,867)
Acquisition of Ossian Financial Services, Inc., net of cash received	-	-	228
Acquisition of Perpetual Federal Savings Bank, net of cash received	-	-	(12,588)
Acquisition of Peoples Federal Savings and Loan, net of cash received	-	9,074	-
Net cash used in investing activities	(194,088)	(389,904)	(265,694)
Cash Flows from Financing Activities
Net change in deposits	138,939	165,861	170,785
Net change in federal funds purchased and securities sold under agreements to repurchase	(25,988)	24,938	(971)
Proceeds of FHLB advances	324,000	140,000	-
Repayment of FHLB advances	(185,664)	(37,394)	(157)
Proceeds (Repayment) of other borrowings	(10,000)	(30,000)	40,000
Purchase of treasury stock	(218)	(308)	(338)
Proceeds from issuance of subordinated notes	-	-	34,421
Cash dividends paid on common stock	(11,335)	(10,276)	(7,670)
Net cash provided by financing activities	229,734	252,821	236,070
Net Increase (Decrease) in Cash and Cash Equivalents	57,792	(96,414)	5,117

Cash and Cash Equivalents - Beginning of Year	84,409	180,823	175,706

Cash and Cash Equivalents - End of Year	$142,201	$84,409	$180,823

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2023, 2022 and 2021

(000’s Omitted)

	2023	2022	2021
Supplemental Information
Supplemental cash flow information:
Interest paid	$55,119	$13,748	$7,048
Income taxes paid	5,421	7,702	6,150
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	-	-	287
Cash dividends declared not paid	2,974	2,832	2,461
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$-	$137,058
Cash paid for the capital stock	-	-	20,001
Liabilities assumed	$-	$-	$117,057
The Company purchased all of the capital stock of Perpetual Federal Savings Bank for $100,312 on October 1, 2021. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$-	$420,162
Less: common stock issued	-	-	41,078
Cash paid for the capital stock	-	-	59,234
Liabilities assumed	$-	$-	$319,850
The Company purchased all of the capital stock of Peoples Federal Savings and Loan for $23,249 on October 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$141,818	$-
Less: common stock issued	-	13,446	-
Treasury stock repurchased	-	(3)	-
Cash paid for the capital stock	-	9,806	-
Liabilities assumed	$-	$118,569	$-

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio, Northeast Indiana and Southern Michigan.

Consolidation Policy

The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution and Farmers & Merchants Risk Management, Inc. (the Captive), a Captive insurance company. The Bank includes FM Insurance Agency, LLC, a subsidiary offering insurance products which was formed in November 2023. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of loan servicing rights, interest rate swaps and the valuation of goodwill. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions in the communities we serve.

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
December 31, 2023, 2022, 2021

tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of securities below their cost that are deemed to be the result of credit quality are recorded in the Company's consolidated statement of income as a component of the provision for credit loss. In estimating whether the unrealized loss requires an allowance for credit losses, management considers (1) fair value of the security has significantly declined from book value, (2) downgrade has occurred that lowered the credit rating to below investment grade, (3) dividends have been reduced or eliminated or scheduled interest payments have not been made and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Adjustments to the allowance are recorded in the Company's consolidated statement of income as part of the provision for credit losses.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $10.2 and $8.6 million at December 31, 2023 and December 31, 2022, respectively, and was reported in Other Assets on the Company’s consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

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

Allowance for Credit Losses

The ACL represents management’s estimate of probable credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL reflects the Company’s estimated credit losses over the life of the loan. Management assesses changes in prepayment assumptions, interest rates, collateral values, portfolio composition, trends in non-performing loans, and other economic factors. In addition to an extensive internal loan monitoring process, the Company also aims to have an external, independent loan review of approximately 35% of its commercial and agricultural loan portfolio. Management in turn assesses the results from the reviews to make changes in internal risk ratings of loans and the related ACL.

The Bank’s methodology provides an estimate of the probable credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the CECL calculation consist of Commercial Real Estate, Construction & Land Development, Multi-family real estate, Commercial & Industrial, Farmland, Agriculture, Single Family real estate, Home Equity Lines of Credit, and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

Due to the Company’s loss history not being sufficient enough to predict future losses, the Company is utilizing peer data from a peer group of 307 banks in the region with asset sizes less than $5 billion. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + Qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for Change in real GDP and National Unemployment is completed. Annual projections are broken down using a straight-line approach for quarterly changes.

In addition to this quantitative analysis, management also utilizes qualitative analysis each quarter to assess the general reserve on the loan portfolio. The Qualitative factors include nine categories: ability of staff, changes in collateral values, changes in loan concentration levels, economic conditions, external factors such as regulatory, level and trends in non-accrual or adversely classified loans, loan review results, nature and volume of the portfolio and loan terms, and changes in lending policies and procedures. Items within these categories are ranked as baseline, low, medium, or high levels of risk, and the related risk level per categories dictates the level of qualitative factor that is used depending on the standard deviation level from historical loss.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $0.4 million at December 31, 2023, and $2.0 million at December 31, 2022. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loan categories of off-balance sheet exposures are the same as the loan categories for the ACL. The funding assumptions are updated each quarter based on expected utilization percentages.

For more information regarding the actual composition and classification of loans involved in the establishment of the allowance for credit loss, please see Note 4 provided here with the notes to consolidated financial statements.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.

Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the Company's consolidated statements of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. The fair value of interest rate swaps with a positive fair value are reported in other assets in the Company's consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the Company's consolidated balance sheets.

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of financial assets. These rights are composed of servicing rights for 1-4 family real estate loans and agricultural real estate loans. The Bank’s servicing rights relating to fixed rate 1-4 family real estate loans and agricultural real estate loans that it has sold without recourse but services for others for a fee represent an asset on the Bank’s balance sheet.

Capitalized servicing rights are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The 1-4 family real estate and agricultural real estate valuations are similar in concept; however, utilize different strata, prepayment speeds and other assumptions in order to account for the differences in behavior between agricultural real estate loans and 1-4 family real estate loans. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment is recognized in the period identified. The goodwill impairment analysis was

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

performed as of September 30, 2023 by an independent third party. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. As of September 30, 2023, the excess fair value of capital was $8.8 million or 2.7% over the carrying value and was slightly over 0.1 times the value of goodwill being carried. Since the date of the goodwill impairment analysis, Farmers & Merchants Bancorp, Inc. (FMAO) has added more than $85 million in market capitalization as bank equities have dramatically increased in the fourth quarter of 2023. While not a dollar for dollar increase in the fair value estimate, there would have been a larger excess than $8.8 million. Therefore, the Bank concluded it is unlikely impairment of goodwill has occurred from the goodwill established from the Bank’s acquisition of Knisely on December 31, 2007, the acquisition of Bank of Geneva on January 1, 2019, the acquisition of Ossian State Bank on April 30, 2021, the acquisition of Perpetual Federal Savings Bank on October 1, 2021 and the acquisition of Peoples Federal Savings and Loan on October 1, 2022.

Other intangible assets consist of core deposit and customer list intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives and evaluated for impairment. These assets are included in other assets on the Company's consolidated balance sheets.

Off Balance Sheet Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to noninterest expense if the carrying value exceeds the fair value minus the estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net loss from operations of foreclosed real estate held for sale is reported in noninterest expense. The Bank held no foreclosed real estate at December 31, 2023 or December 31, 2022.

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

Revenue Recognition

Accounting Standards Codification 606, “Revenue from Contracts with Customers" (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue generated from financial instruments, including loans and investment securities, are not included within the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

are within scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 that are presented as noninterest income in the Company’s consolidated statements of income include:

o
Customer service fees – these include miscellaneous service fees and transaction-based fees charged for certain services, such as debit card. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.
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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2023 and 2022 With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2020.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. See Note 13 for additional information.

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
December 31, 2023, 2022, 2021

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2023	2022	2021
Net unrealized gain (loss) on available-for-sale securities	$10,781	$(44,366)	$(10,948)
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	891	-	(293)
Net unrealized gain (loss) on available-for-sale securities	11,672	(44,366)	(11,241)
Tax expense (benefit)	2,451	(9,317)	(2,360)
Other comprehensive income (loss)	$9,221	$(35,049)	$(8,881)

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
December 31, 2023, 2022, 2021

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

The transition adjustment of the CECL adoption included an increase in the allowance for loan losses of $3.6 million, an increase in the allowance for unfunded loan commitment and letters of credit of $0.9 million and a $3.4 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on the Company's consolidated balance sheets, with the $1.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on the Company's consolidated balance sheets.

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

In March 2022, the Sixth Circuit issued a ruling in CIC Services LLC v IRS vacating a previously referenced IRS Notice 2016-66. That ruling, as it stood, would remove the requirement of disclosure on Form 8886. However, on April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify Sec. 831(b) captives with less than a 65% claims loss ratio over a 10-year period as a "listed transaction." This provision would apply to only captives that have been in existence for at least 10 years. This is a change from Notice 2016-66 which classified Sec. 831(b) captives with less than a 70% claims loss ratio as a "transaction of interest." Final regulations are expected to be issued in Q1 2024. Management and its advisors are in the process of evaluating the impact of these proposed regulations. The Company dissolved its Captive insurance company, F&M Risk Management, in December 2023.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The amendments in this Update are the result of the FASB’s decision to incorporate into the Accounting Standards Codification certain disclosure requirements, referred by the SEC, that require incremental information to US GAAP. Topics in the ASU that have applicability to the Company are as follows:

* Statement of Cash Flows - requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.

* Debt - requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings.

* Derivatives and Hedging - adds cross-reference to disclosure requirements related to where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06, and does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update primarily require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker; require that a public entity disclose the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Management is evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national) and state jurisdictions. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. Management is evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

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

In 2022, the Company incurred additional third-party acquisition-related costs of $2.4 million. These expenses were comprised primarily of data processing costs of $1.1 million, consulting fees of $542.9 thousand, employee benefits of $126.5 thousand and other general and administrative expense of $501.0 thousand in the Company’s consolidated statement of income for the year ended December 31, 2022.

In 2023, the Company has incurred additional third-party acquisition-related costs of $200 thousand. These expenses are comprised of employee benefits of $137.2 thousand, data processing costs of $12.9 thousand, consulting fees of $5.2 thousand and other general and administrative expense of $44.7 thousand in the Company’s consolidated statement of income for the year ended December 31, 2023.

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
December 31, 2023, 2022, 2021

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

The fair value of the assets acquired included loans with a fair value of $101.8 million and a weighted average life of 44.4 months. The gross principal and contractual interest due under the contracts was $116.1 million of which none were expected to be uncollectible.

The fair value of building and land included in premises and equipment was written up $581 thousand with $597 thousand attributable to the buildings and is being amortized over the remaining life of each building. The combined average remaining life was 12.8 years.

The fair value for certificates of deposit incorporated a valuation amount of $662 thousand which was amortized over 1.1 years. The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $69 thousand which is being amortized over 5.2 years.

Changes in accretable yield, or income expected to be collected, are as follows:

	2023	2022
	(In Thousands)	(In Thousands)
Beginning Balance	$798	$-
Additions	6	856
Accretion	(232)	(58)
Reclassification from nonaccretable difference	-	-
Disposals	(6)	-
Ending Balance	$566	$798

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
December 31, 2023, 2022, 2021

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

In 2021, the Company incurred additional third-party acquisition-related costs of $1.7 million. These expenses were comprised of employee benefits of $131.5 thousand, data processing costs of $444.9 thousand, consulting fees of $636.8 thousand and other general and administrative expense of $488.3 thousand in the Company’s consolidated statement of income for the year ended December 31, 2021.

In 2022, the Company incurred additional third-party acquisition-related costs of $148.5 thousand. These expenses were comprised of employee benefits of $90.8 thousand and other general and administrative expense of $57.7 thousand in the Company’s consolidated statement of income for the year ended December 31, 2022.

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
December 31, 2023, 2022, 2021

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

The fair value of the assets acquired included loans with a fair value of $334.7 million and a weighted average life of 52 months. The gross principal and contractual interest due under the contracts was $403.3 million, of which $5.6 million was expected to be uncollectible.

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

Changes in accretable yield, or income expected to be collected, are as follows:

	2023	2022
	(In Thousands)	(In Thousands)
Beginning Balance	$4,236	$5,262
Additions	39	294
Accretion	(1,480)	(1,318)
Reclassification from nonaccretable difference	-	-
Disposals	-	(2)
Ending Balance	$2,795	$4,236

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
December 31, 2023, 2022, 2021

approximately $20.0 million in cash. As a result of the acquisition, the Company has increased its deposit base and reduced transaction costs. The Company has also reduced costs through economies of scale.

In 2021, the Company incurred additional third-party acquisition-related costs of $2.2 million. These expenses were comprised of employee benefits of $694.1 thousand, data processing costs of $938.9 thousand, consulting fees of $255.2 thousand, ATM expense of $13.8 thousand and other general and administrative expense of $255.0 thousand in the Company’s consolidated statement of income for the year ended December 31, 2021.

In 2022, the Company incurred additional third-party acquisition-related costs of $31.6 thousand. These expenses were included in other general and administrative expense in the Company’s consolidated statement of income for the year ended December 31, 2022.

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

The fair value of the assets acquired included loans with a fair value of $52.4 million and a weighted average life of 52 months. The gross principal and contractual interest due under the contracts was $63.7 million, of which $1.1 million was expected to be uncollectible.

The fair value of building and land included in premises and equipment was written down by $596 thousand with $244 thousand attributable to the buildings and is being accreted over the useful life of 39 years.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The fair value for certificates of deposit incorporates a valuation amount of $59 thousand which was accreted over 1.4 years.

Changes in accretable yield, or income expected to be collected, are as follows:

	2023	2022
	(In Thousands)	(In Thousands)
Beginning Balance	$470	$645
Additions	-	1
Accretion	(176)	(176)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$294	$470

Changes in accretable yield, or income expected to be collected, for the acquisition of Bank of Geneva completed in 2019, are as follows:

	2023	2022
	(In Thousands)	(In Thousands)
Beginning Balance	$785	$1,198
Additions	11	13
Accretion	(433)	(426)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$363	$785

The results of operations of Ossian State Bank, Perpetual Federal Savings Bank and Peoples Federal Savings and Loan Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021, October 1, 2021 and October 1, 2022, respectively. The following schedule includes pro-forma results for the years ended December 31, 2023, 2022 and 2021 as if all three acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	2023	2022	2021
Summary of Operations
Net Interest Income - Before Provision for Credit Losses and Unfunded*	$81,397	$90,754	$84,749
Provision for Credit Losses and Unfunded*	1,682	4,513	3,445
Net Interest Income After Provision for Credit Losses and Unfunded*	79,715	86,241	81,304
Noninterest Income	16,040	14,100	18,931
Noninterest Expense	67,193	58,105	58,300
Income Before Income Taxes	28,562	42,236	41,935
Income Taxes	5,609	8,141	8,397
Net Income	$22,953	$34,095	$33,538
Basic and Diluted Earnings Per Share	$1.68	$2.51	$2.48

*ASU 2016-13 adopted during the first quarter of 2023; therefore, 2022 and 2021 provision amounts reflect the incurred loss method.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980.2 thousand in core deposits assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposits and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposits which are all being amortized over the remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the Company's consolidated balance sheets.

The amortization expense for the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $1.0 million and $677 thousand, respectively.

Future amortization expense of core deposit intangible assets is as follows:

	Geneva	Ossian	Perpetual	Peoples	Total
	(In thousands)
2024	$560	$140	$95	$861	$1,656
2025	560	140	95	861	1,656
2026	-	140	95	861	1,096
2027	-	140	95	861	1,096
2028	-	47	73	861	981
Thereafter	-	-	-	646	646
Total	$1,120	$607	$453	$4,951	$7,131

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

The customer list intangible amortization expense for the years ended December 31, 2023, 2022 and 2021 was $123 thousand for each of the three years presented. Future amortization expense of customer list intangible is as follows:

(In thousands)
2024	$123
2025	123
2026	123
2027	48
2028	-
Thereafter	-
Total	$417

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$87,182	$1	$(6,913)	$80,270
U.S. Government agencies	140,960	-	(12,738)	128,222
Mortgage-backed securities	94,061	-	(11,929)	82,132
State and local governments	73,000	135	(5,281)	67,854
Total available-for-sale securities	$395,203	$136	$(36,861)	$358,478

	(In Thousands)
	2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$104,507	$-	$(9,829)	$94,678
U.S. Government agencies	156,817	-	(17,050)	139,767
Mortgage-backed securities	101,068	-	(14,141)	86,927
State and local governments	76,794	69	(7,446)	69,417
Total available-for-sale securities	$439,186	$69	$(48,466)	$390,789

Investment securities will at times depreciate to an unrealized loss position. The Bank utilizes the following criteria to assess whether the unrealized loss requires an allowance for credit losses on investment securities. No one item by itself will necessarily signal that an allowance for credit losses on investment securities should be established.

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

If the unrealized loss is determined to be the result of a credit loss, the present value of the cash flows expected to be collected is compared to the amortized cost basis. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Adjustments to the allowance are recorded in the Company's consolidated statement of income as a component of the provision for credit losses. The table below is presented by category of security and length of time in a continuous loss position. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributed to changes in interest rates, not credit quality.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Information pertaining to securities with gross unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2023
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(4)	$494	$(6,909)	$79,528
U.S. Government agencies	-	-	(12,738)	128,222
Mortgage-backed securities	(20)	4,372	(11,909)	77,759
State and local governments	(2)	931	(5,279)	60,402
Total available-for-sales securities	$(26)	$5,797	$(36,835)	$345,911

	2022
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(207)	$9,121	$(9,622)	$85,557
U.S. Government agencies	(1,081)	24,560	(15,969)	114,906
Mortgage-backed securities	(2,454)	26,905	(11,687)	60,022
State and local governments	(3,223)	38,771	(4,223)	25,610
Total available-for-sales securities	$(6,965)	$99,357	$(41,501)	$286,095

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $22.0 and $9.3 million for 2023 and 2021, respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2023	2022	2021
Gross realized gains	$-	$-	$293
Gross realized losses	(891)	-	-
Net realized gains (losses)	$(891)	$-	$293
Tax expense (benefit) related to net realized gains (losses)	$(187)	$-	$62

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$24,878	$24,274
After one year through five years	244,319	223,135
After five years through ten years	31,945	28,937
After ten years	-	-
Total	$301,142	$276,346
Mortgage-backed securities	94,061	82,132
Total	$395,203	$358,478

Investments with a carrying value and fair value of $255.8 million at December 31, 2023 and $134.8 million at December 31, 2022 were pledged to secure public deposits and securities sold under repurchase agreements. In addition, investments with a carrying value of $61.7 million and a par value of $69.9 million were pledged to the Federal Reserve Bank's Term Funding Program (BTFP) to secure additional borrowing capacity as of December 31, 2023. The BTFP utilizes the par value of securities pledged to collateralize loans it has made to member banks.

Note 4 - Loans

The Company had $1.6 million in loans held for sale at December 31, 2023 as compared to $827 thousand in loans held for sale at December 31, 2022.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2023	2022
Consumer Real Estate	$521,895	$494,423
Agricultural Real Estate	223,791	220,819
Agricultural	132,560	128,733
Commercial Real Estate	1,337,766	1,152,603
Commercial and Industrial	254,935	242,360
Consumer	79,591	89,147
Other	30,136	29,818
	2,580,674	2,357,903
Less: Net deferred loan fees and costs and other*	517	(1,516)
	2,581,191	2,356,387
Less: Allowance for credit losses	(25,024)	(20,313)
Loans - Net	$2,556,167	$2,336,074

*This chart contains fair value adjustments to the basis of derivatives in the amount of $2.7 million at December 31, 2023. No derivatives existed at December 31, 2022.

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
December 31, 2023, 2022, 2021

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval. During 2022, the remaining Protection Program (PPP) loan balances of $2.9 million were forgiven and consequently paid off. The PPP provided loans to eligible business through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the Small Business Administration (SBA) if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer. Therefore, there is no allowance for credit losses related to these loans.

Consumer: Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and other factors.

Other: Primarily funds public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

The following is a maturity schedule by major category of loans excluding fair value adjustments at December 31, 2023:

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years	Total
Consumer Real Estate	$12,307	$33,817	$157,139	$322,639	$525,902
Agricultural Real Estate	546	6,149	63,073	154,648	224,416
Agricultural	62,926	47,053	19,184	3,430	132,593
Commercial Real Estate	109,232	382,123	619,438	227,126	1,337,919
Commercial and Industrial	97,823	103,806	52,981	828	255,438
Consumer	2,036	58,115	19,561	94	79,806
Other	2,855	1,452	16,251	9,584	30,142
	$287,725	$632,515	$947,627	$718,349	$2,586,216

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2023:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$329,142	$192,753
Agricultural Real Estate	123,783	100,008
Agricultural	56,269	76,291
Commercial Real Estate	1,024,989	312,777
Commercial and Industrial	131,385	123,550
Consumer	79,526	65
Other	20,552	9,584

Other loans are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2023 and 2022, net of deferred loan fees and costs:

	(In Thousands)
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$1,914	$137	$670	$2,721	$519,187	$521,908	$-
Agricultural Real Estate	-	3,429	55	3,484	219,995	223,479	-
Agricultural	-	1,132	2,977	4,109	128,654	132,763	-
Commercial Real Estate	380	-	255	635	1,334,440	1,335,075	-
Commercial and Industrial	145	-	199	344	284,550	284,894	-
Consumer	218	37	26	281	80,072	80,353	-
Total	$2,657	$4,735	$4,182	$11,574	$2,566,898	$2,578,472	$-

	(In Thousands)
December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$1,536	$635	$90	$2,261	$492,162	$494,423	$-
Agricultural Real Estate	118	2	1,550	1,670	218,844	220,514	-
Agricultural	433	-	152	585	128,341	128,926	-
Commercial Real Estate	74	-	180	254	1,150,257	1,150,511	-
Commercial and Industrial	953	-	182	1,135	270,984	272,119	-
Consumer	83	37	-	120	89,774	89,894	-
Total	$3,197	$674	$2,154	$6,025	$2,350,362	$2,356,387	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following tables present the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2023 and December 31, 2022:

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

Interest income that would have been recorded under the original terms of these loans would have aggregated $1.6 million for 2023 and $157 thousand for 2022.

(In Thousands)
2022
Consumer Real Estate	$612
Agricultural Real Estate	1,921
Agriculture	152
Commercial Real Estate	903
Commercial and Industrial	1,096
Consumer	5
Total	$4,689

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
December 31, 2023, 2022, 2021

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
December 31, 2023, 2022, 2021

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table reflects the risk category of loans by portfolio class based on the most recent analysis performed as of December 31, 2023 based on year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer Real Estate
Risk Rating
Pass (1-4)	$77,298	$88,695	$90,139	$82,680	$126,596	$465,408	$52,904	$518,312
Special Mention (5)	1,228	40	-	-	134	1,402	-	1,402
Substandard (6)	-	261	558	163	1,198	2,180	14	2,194
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$78,526	$88,996	$90,697	$82,843	$127,928	$468,990	$52,918	$521,908
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$30,504	$37,199	$25,168	$25,874	$87,107	$205,852	$97	$205,949
Special Mention (5)	-	861	14	-	508	1,383	-	1,383
Substandard (6)	-	-	12,196	186	3,765	16,147	-	16,147
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$30,504	$38,060	$37,378	$26,060	$91,380	$223,382	$97	$223,479
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$17,787	$20,330	$8,356	$4,476	$5,736	$56,685	$69,824	$126,509
Special Mention (5)	38	621	112	-	-	771	330	1,101
Substandard (6)	514	634	2,009	498	-	3,655	1,498	5,153
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural	$18,339	$21,585	$10,477	$4,974	$5,736	$61,111	$71,652	$132,763
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Commercial Real Estate
Risk Rating
Pass (1-4)	$224,232	$438,716	$245,273	$122,656	$235,603	$1,266,480	$-	$1,266,480
Special Mention (5)	34,864	9,100	-	10,793	12,968	67,725	-	67,725
Substandard (6)	-	-	-	-	795	795	-	795
Doubtful (7)	-	-	-	75	-	75	-	75
Total Commercial Real Estate	$259,096	$447,816	$245,273	$133,524	$249,366	$1,335,075	$-	$1,335,075
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-
Commercial & Industrial
Risk Rating
Pass (1-4)	$56,224	$51,663	$24,876	$20,071	$3,074	$155,908	$90,018	$245,926
Special Mention (5)	716	69	211	146	794	1,936	6,016	7,952
Substandard (6)	74	454	-	-	48	576	122	698
Doubtful (7)	-	-	-	182	-	182	-	182
Total Commercial & Industrial	$57,014	$52,186	$25,087	$20,399	$3,916	$158,602	$96,156	$254,758
Gross charge-offs YTD	$-	$-	$-	$565	$-	$565	$-	$565

Other
Risk Rating
Pass (1-4)	$2,810	$-	$16,761	$5,790	$4,775	$30,136	$-	$30,136
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-
Total Other	$2,810	$-	$16,761	$5,790	$4,775	$30,136	$-	$30,136
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table presents payment performance as of December 31, 2023 by year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
							Revolving
							Loans
						Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$21,511	$40,729	$10,666	$5,006	$2,305	$80,217	$44	$80,261
Nonperforming	26	58	-	6	2	92	-	92
Total Consumer	$21,537	$40,787	$10,666	$5,012	$2,307	$80,309	$44	$80,353
Gross charge-offs YTD	$236	$51	$100	$38	$-	$425	$-	$425

The following table presents collateral-dependent loans grouped by collateral as of December 31, 2023:

(In Thousands)
Collateral
Dependent Loans
Consumer Real Estate	$1,518
Agricultural Real Estate	15,888
Agricultural	4,998
Commercial Real Estate	255
Commercial & Industrial	17
Consumer	-
Total	$22,676

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2022:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Other
	2022	2022	2022	2022	2022
1-2	$9,912	$5,857	$8,718	$780	$-
3	47,405	33,671	370,035	67,506	10,921
4	146,143	88,992	737,745	167,291	18,897
5	10,389	228	9,751	3,592	-
6	6,665	178	24,262	3,132	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$220,514	$128,926	$1,150,511	$242,301	$29,818

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

For consumer residential real estate, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2022:

(In Thousands)
Consumer Real Estate
2022
Grade
Pass	$492,575
Special mention (5)	676
Substandard (6)	1,172
Doubtful (7)	-
Total	$494,423

(In Thousands)
Consumer - Other
2022
Performing	$89,853
Nonperforming	41
Total	$89,894

Information about impaired loans as of and for the year ended December 31, 2022 is as follows:

(In Thousands)
2022
Impaired loans without a valuation allowance	$4,194
Impaired loans with a valuation allowance	4,663
Total impaired loans	$8,857
Valuation allowance related to impaired loans	$1,996
Total nonaccrual loans	$4,689
Total loans past-due ninety days or more and still accruing	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

	(In Thousands)
	2022	2021
Average investment in impaired loans	$10,710	$12,247
Interest income recognized on impaired loans	$361	$292
Interest income recognized on a cash basis on impaired loans	$97	$188

The Bank had approximately $3.6 million of its impaired loans classified as modifications to borrowers experiencing financial difficulty as of December 31, 2022.

Under ASC 310-40, TDRs were eliminated from being classified as such for 2023 and will no longer be reported as such. Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. During 2023, one new loan was considered a modification to a borrower experiencing financial difficulty. The modification consisted of refinancing at a higher balance to a borrower experiencing financial difficulty that would not have otherwise been granted to a borrower. The amount of new money increase to the loan balance was $411 thousand. This loan was subsequently paid off during 2023. During 2022, three new loans were considered modifications to borrowers experiencing financial difficulty as a result of the continuance of interest only payment modifications. These three loans stem from a single relationship with a borrower. This relationship has a Small Business Administration (SBA) guaranty and consequently the request for the continuance of the interest only period was also approved by the SBA as were previous requests. One of the three loans was charged off in December of 2022. The ACL includes a $837 thousand specific allocation for one of the loans as of December 31, 2022. The fourth loan was a work-out loan that was included on Peoples modification list which had some debt written off when the loan was granted. Two loans previously reported as modifications to borrowers experiencing financial difficulty were paid off in April 2022.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

December 31, 2023				December 31, 2022
		(In thousands)				(In thousands)
Modified Loans for Borrowers Experiencing Financial Difficulty	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer Real Estate	-	$-	$-	Consumer Real Estate	1	$95	$95
Commercial Real Estate	1	1,024	1,024	Commercial Real Estate	1	74	74
Commercial and Industrial	-	-	-	Commercial and Industrial	2	1,232	1,232

For the years ended December 31, 2023 and 2022, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

For the majority of the Bank’s impaired loans, the Bank applied a measurement incorporating the present value of expected future cash flows discounted at the loan's effective rate of interest or the fair value of collateral if the loan is collateral dependent. To determine the fair value of collateral, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2022:

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

As of December 31, 2023 and 2022 the Company had no foreclosed residential real estate property obtained by physical possession or consumer real estate loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Additional analysis related to the allowance for credit losses as of December 31, 2023 and 2022 is as follows:

	(In Thousands)
	Consumer Real Estate		Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998		$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	-	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses-loans	(326)		24	225	1,967	(643)	451	1,698
Charge-offs	-		-	-	-	(565)	(425)	(990)
Recoveries	35		105	10	8	84	197	439
Ending Balance	$3,581		$312	$336	$17,400	$2,093	$1,302	$25,024

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for credit losses-off balance sheet credit exposures	46
Charge-offs	-
Recoveries	-
Ending Balance	$2,212

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2023	2022
Land	$6,838	$6,896
Buildings (useful life 15-39 years)	40,831	34,501
Furnishings (useful life 3-15 years)	30,425	26,448
	78,094	67,845
Less: Accumulated depreciation	(42,304)	(39,464)
Premises and Equipment (Net)	$35,790	$28,381

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 amounted to $3.4, $2.7, and $2.6 million, respectively.

At the end of 2023, construction in progress was $8 thousand for a new LPO to be opened by end of 2024. Construction in progress of $278 thousand as of December 31, 2022 related to the construction of three new offices which were operational by end of October 2023.

Note 6 - Leases

The Bank leases space for retail branches, Loan Production Offices (LPOs) and ATMs. Our leases have remaining lease terms of 1 year to 15 years, some of which may include options to renew the leases and some of which may include options to terminate the leases prior to the end date of the lease term. The Bank does receive rental income for the leasing of available space.

The below tables provide information on the Bank’s operating leases:

	(In Thousands)
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost (1)	$540	$244	$197
Operating cash flows (2)	$45	$26	$15

(1) Included in net occupancy expense on Company's consolidated statement of income
(2) Included in customer service fees on Company's consolidated statement of income

	(In Thousands)
	December 31, 2023	December 31, 2022
Operating lease assets (1)	$5,918	$1,033
Operating lease liabilities (2)	$5,918	$1,033

(1) Included in other assets on Company's consolidated balance sheets
(2) Included in accrued interest and other liabilities on Company's consolidated balance sheets

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Operating lease term and discount rates of our lessee arrangements at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	9.78	11.99
Weighted average discount rate	4.34%	2.54%

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2023 are as follows:

(In Thousands)
2024	$872
2025	848
2026	814
2027	771
2028	693
2029 and thereafter	3,212
Total future lease payments	$7,210
Less: interest	1,292
Present value of operating lease liability arrangements	$5,918

Note 7 - Servicing

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $367.8 and $375.6 million at December 31, 2023 and 2022, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $135.8 million at December 31, 2023.

The balance of capitalized servicing rights included in other assets at December 31, 2023 and 2022 for 1-4 family real estate loans, was $3.5 million each year. Agricultural real estate loan servicing rights, established in 2023, were $2.2 million at December 31 2023. The capitalized addition of servicing rights is included in net gain on sale of loans on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of December 31, 2023 and 2022 was $5.5 million and $5.1 million, respectively. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.6 million as of December 31, 2023. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 6.3% and 7.7% were utilized for 2023 and 2022, respectively. In 2023, two 1-4 family real estate strata, which included 103 of the total 3,749 loans, were slightly below the carrying value using a discount yield of 5.70% which resulted in the need to establish a $2 thousand valuation allowance. The carrying value of eleven agricultural real estate strata, which included 41 of the total 593 loans, using an approximate discount rate of 8.66% were lower than market value requiring a $5 thousand valuation allowance to be established. All strata did show positive values in 2022 compared to the carrying values using a discount yield of 5.94%.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following summarizes servicing rights capitalized and amortized during each year:

	(In Thousands)
	2023	2022
Beginning of Year	$3,549	$3,571
Capitalized Additions	2,710	537
Amortization	(604)	(559)
Ending Balance, December 31	5,655	3,549
Valuation Allowance	(7)	-
Servicing Rights net, December 31	$5,648	$3,549

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 8 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2023	2022
Time deposits under $250,000	$523,895	$495,891
Time deposits of $250,000 or more	139,122	62,089
	$663,017	$557,980

At December 31, 2023 the scheduled maturities for time deposits are as follows:

(In Thousands)
2024	$476,304
2025	132,232
2026	33,124
2027	12,262
2028	8,869
Thereafter	226
$663,017

Note 9 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2023 and 2022, securities with a fair value of $42.6 million and $43.6 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s federal funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2023	$-	0.00%	$1,694	$1,176	1.19%
2022	$1,115	0.95%	$1,450	$1,169	0.43%

	Term CD's Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2023	$28,218	0.98%	$28,968	$28,918	3.97%
2022	$30,518	0.97%	$34,504	$31,573	2.54%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The Company had no federal funds purchased as of December 31, 2023 and $22.6 million federal funds purchased as of December 31, 2022. The $28.2 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2023.

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	-	-	-	28,218	28,218
Total	$-	$-	$-	$28,218	$28,218

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 10 – Borrowings and Subordinated Notes

Short Term Debt

Due to the funding requirement for the acquisition of PFSB to be provided from the holding company, the Company secured borrowings from a correspondent bank. Two loans were secured, the first a $30 million 12-month term note and the second a 12-month line of credit for $10 million. Both loans were advanced on October 1, 2021. Interest on both loans was due quarterly and accrued at a rate of 2.50% per annum with reporting and capital covenants included. The structure of the acquisition required all accounting of the transaction to be recorded at the Bank level as Perpetual did not have a holding company. The Company advanced funds from the Bank to the Company to facilitate payoff of the term note and line of credit balance after regulatory approval was granted in the second quarter of 2022. The line of credit remained open for future liquidity needs.

On September 29, 2022, the line of credit was advanced for $10 million for the acquisition of PFSL. Interest on the line of credit was due quarterly and accrued at a rate of 5.50% per annum with reporting and capital covenants included. The $10 million line of credit was paid off in the first quarter of 2023 and not renewed at maturity on September 30, 2023.

The Company has established a $15 million variable line of credit tied to prime with a correspondent bank that matures on September 27, 2024. As of December 31, 2023, there were no outstanding borrowings on the line of credit.

Long Term Debt

Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Banks. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. Total borrowings were $265.8 million excluding an amortizing $23 thousand for fair value related to the acquisitions for December 31, 2023 compared to $127.4 million excluding an accretive $47 thousand for fair value for December 31, 2022. With the acquisition of Peoples Federal Savings and Loan Association, the Bank undertook $965 thousand in advances with varying maturity dates from 2022 through 2028. With the acquisition of Perpetual Federal Savings Bank, the Bank undertook $6 million in advances due in 2024. The advances were secured by a pledge of $223.0 and $232.9 million of 1-4 family real estate and HELOC loans as of December 31, 2023 and 2022, respectively under a blanket collateral agreement. During 2023, the Bank began pledging eligible commercial real estate loans of $158.9 million to the FHLB as of December 31, 2023.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $128.0 and $73.0 million unsecured borrowings through correspondent banks as of December 31, 2023 and December 31, 2022, respectively. The Bank had a borrowing capacity under the Federal Reserve's BTFP of $69.9 million at December 31, 2023. The Bank also had access to $150.1 million and $130.4 million through a Cash Management Advance with the Federal Home Loan Bank as of December 31, 2023 and December 31, 2022 respectively. The Bank had unpledged securities, which could be sold or used as collateral, of $97.3 million and $249.6 million at the end of the same time periods, respectively. An additional $42.5 million at December 31, 2023, and $2.0 million at December 31, 2022, were available from the Federal Home Loan Bank based on current pledging. The table below shows the maturities of the borrowings exclusive of the fair value adjustment.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

(In Thousands)
2024	$32,500
2025	56,500
2026	50,000
2027	52,149
2028	74,624
Thereafter	-
Total	$265,773

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Subordinated Notes

On July 30, 2021, the Company announced the completion of a private placement of $35 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”) to various accredited investors (the “Offering”). The price for the Notes was 100% of the principal amount of the Notes. The Notes are qualify as Tier 2 capital for regulatory purposes in proportionate amounts until July 30, 2026. The Company used the net proceeds from the Offering for general corporate purposes, including financing acquisitions and organic growth.

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

	December 31, 2023		December 31, 2022
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(298)	$35,000	$(414)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 11 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	(In Thousands)
	2023	2022	2021
Current:
Federal	$3,052	$7,430	$7,536
State	287	359	271
Total current	3,339	7,789	7,807
Deferred:
Federal	2,182	227	(1,746)
State	46	(56)	(59)
Total deferred	2,228	171	(1,805)
Total Income Tax	$5,567	$7,960	$6,002

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2023	2022	2021
Federal income tax at statutory rates	$5,954	$8,489	$6,194
(Decrease) increase resulting from:
State income tax, net of federal benefit	264	239	167
Tax exempt interest	(129)	(133)	(116)
Section 831 deduction	(187)	(270)	(294)
Other	(335)	(365)	51
Total Income Tax	$5,567	$7,960	$6,002

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2023	2022
Deferred Tax Assets:
Allowance for credit losses	$5,888	$4,623
Deferred compensation	547	570
Net unrealized loss on available-for-sale securities	7,712	10,163
Fair value adjustments	1,179	2,152
Other	307	554
Total deferred tax assets	15,633	18,062
Deferred Tax Liabilities:
Accreted discounts on bonds	95	54
Depreciation	2,409	1,083
FHLB stock dividends	880	1,011
Intangible amortization	2,421	2,640
Loan servicing rights	1,252	787
Prepaids	244	500
Other	488	424
Total deferred tax liabilities	7,789	6,499
Net Deferred Tax Asset	$7,844	$11,563

The Peoples Federal Savings and Loan acquisition included a net operating loss (NOL) carryforward of $2,789,124 that had a remaining balance of $2.0 million and $2.6 million at December 31, 2023 and 2022, respectively.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisition of Perpetual in 2021 of approximately $2,779,000 and from the acquisition of Peoples in 2022 of approximately $2,174,000. No

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

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

Note 12 - Employee Benefit Plans

The Bank has established a 401(k) defined contribution plan which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax or post-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to six percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant’s deferral contributions. Employer matching contributions are funded each payroll period and are immediately vested. Non elective employer contributions are immediately vested at 100%. Employees are immediately eligible upon hire to contribute to the plan and receive matching contributions. In order to be eligible for discretionary contributions, employees must work 1,000 hours in the plan year and be employed on the last day of the year. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $1.4 million, $1.7 million and $1.5 million for 2023, 2022 and 2021, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 64,225 shares of the Company’s restricted stock were issued to 113 employees during 2023, 56,496 shares of restricted stock were issued to 109 employees during 2022 and 48,750 shares of restricted stock were issued to 96 employees during 2021. Under the plan, the shares generally vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 6,350, 8,000 and 2,575 shares forfeited during 2023, 2022 and 2021, respectively. During 2023, four employees retired and received 2,350 shares from the shares awarded in 2020, 2021 and 2022. In 2022, three employees retired and received 3,775 shares from the shares awarded in 2019, 2020 and 2021. During 2021, due to retirement, seven employees received 4,425 shares from awards granted in 2018, 2019 and 2020. In 2023, 29,431 shares awarded in 2020 were 100% vested and 65 employees received the stock. Also during 2023, 2,996 shares awarded in 2022 were 100% vested and four employees received the stock. One employee received accelerated vesting of 700 shares awarded in 2020. During 2022, 26,900 shares awarded in 2019 were 100% vested and 60 employees received the stock. During 2021, 18,845 shares awarded in 2018 were 100% vested and 50 employees received the stock. Compensation expense applicable to the restricted stock awards totaled $1.3 million, $899 thousand and $822 thousand for the years ending December 31, 2023, 2022 and 2021, respectively.

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	64,225	113	56,496	109	48,750	96
Restricted shares vested	32,427	69	26,900	60	18,845	50
Restricted shares awarded due to retirement	2,350	4	3,775	3	4,425	7
Restricted shares awarded for other	700	1	-	-	-	-
Restricted shares forfeited	6,350	8	8,000	9	2,575	4

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	128,952	$25.75	111,131	$23.02	88,226	$28.40
Granted	64,225	22.24	56,496	30.46	48,750	22.70
Vested	(35,477)	22.54	(30,675)	24.77	(23,270)	42.03
Forfeited	(6,350)	21.72	(8,000)	30.15	(2,575)	24.28
Nonvested, end of period	151,350	$25.00	128,952	$25.75	111,131	$23.02

As of December 31, 2023, there was $2.1 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.

Note 13 – Earnings Per Share

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to approximately $4,000, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated dollar value of shares. On October 1, 2021, a new Director was added as a result of the Perpetual Federal Savings Bank acquisition and received 68 prorated shares worth approximately $1,523. On June 3, 2022, twelve Directors each received $10,013 worth of shares which equated to 240 shares. On June 2, 2023, twelve Directors each received

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

$14,997 worth of shares which equated to 754 shares. The use of stock for Directors' retainer, does not have an effect on diluted earnings per share as it is immediately vested.

The table below presents basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021.

	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Earnings per share
Net income	$22,787	$32,515	$23,495
Less: distributed earnings allocated to participating securities	(128)	(97)	(70)
Less: undistributed earnings allocated to participating securities	(120)	(187)	(121)
Net earnings available to common shareholders	$22,539	$32,231	$23,304
Weighted average common shares outstanding including participating securities	13,641,336	13,206,713	11,664,852
Less: average unvested restricted shares	(148,433)	(115,291)	(94,634)
Weighted average common shares outstanding	13,492,903	13,091,422	11,570,218
Basic and diluted earnings per share	$1.67	$2.46	$2.01

Note 14 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $54.3 million and $20.2 million at December 31, 2023 and 2022, respectively. Two new loans were approved during 2023 for $34.2 million. During 2023, subsequent advances totaled $8.6 million and payments of $8.7 million were received. The difference in related borrowings amounted to $34.1 million, net increase. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2023 and 2022, amounted to $47.1 million and $41.5 million, respectively.

Note 15 - Off Balance Sheet Activities

Credit Related Financial Instruments

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, Standby Letters of Credit, and Commercial Letters of Credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company's consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2023 and 2022 was $825 thousand and $1.0 million, respectively.

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2023	2022
Commitments to extend credit	$640,023	$691,501
Standby letters of credit	825	1,046

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Commitments to extend credit and Standby Letters of Credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the financial statements. Due to the fact that these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they generally do not present any significant liquidity risk to the Bank. On May 1, 2022, the Bank sold the credit card portfolio thus eliminating credit risk for 2022.

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

Note 16 - Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices.

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

The Basel III Capital Rules require the Company and Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

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

Management believes, as of December 31, 2023, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2023 and December 31, 2022 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank's actual and required capital amounts and ratios as of December 31, 2023 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$251,649	9.75%	$116,147	4.50%	$167,768	6.50%
Farmers & Merchants State Bank	276,467	10.77%	115,534	4.50%	166,882	6.50%

Total Risk-Based Capital (to Risk Weighted Assets):
Consolidated	297,179	11.51%	206,484	8.00%	258,105	10.00%
Farmers & Merchants State Bank	301,176	11.73%	205,393	8.00%	256,742	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,649	9.75%	154,863	6.00%	206,484	8.00%
Farmers & Merchants State Bank	276,467	10.77%	154,045	6.00%	205,393	8.00%

Tier 1 Leverage Capital (to Adjusted Total Assets):
Consolidated	251,649	7.86%	128,081	4.00%	160,102	5.00%
Farmers & Merchants State Bank	276,467	8.66%	127,674	4.00%	159,593	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table presents the Bank’s actual and required capital amounts and ratios as of December 31, 2022.

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Farmers & Merchants State Bank	$259,510	11.15%	$104,763	4.50%	$151,324	6.50%

Total Risk-Based Capital (to Risk Weighted Assets):
Farmers & Merchants State Bank	281,085	12.07%	186,245	8.00%	232,806	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Farmers & Merchants State Bank	259,510	11.15%	139,684	6.00%	186,245	8.00%

Tier 1 Leverage Capital (to Adjusted Total Assets):
Farmers & Merchants State Bank	259,510	9.03%	114,972	4.00%	143,714	5.00%

The above tables exclude the capital conservation buffer requirements.
Note 17 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula and excluding the $40 million of a special one time dividend approved by the Federal Reserve for the acquisition of Perpetual Federal Saving Bank in 2022, dividends of $47.4 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Note 18 - Derivative Financial Instruments

The Bank uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Bank enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position.

The Bank entered into three pay-fixed receive variable interest rate swap transactions, with a combined notional value of $100 million, designated and qualifying as accounting hedges during the last quarter of 2023. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the Company's consolidated statement of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. The fair value of interest rate swaps with a positive fair value are reported in other assets in the Company's consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the Company's consolidated balance sheets.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2023. There were no interest rate swaps during the year ending December 31, 2022.

	(In Thousands)
	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	December 31, 2023	December 31, 2023
Loans	$276,991	$2,719

The following table presents a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at December 31, 2023, identified by the underlying interest rate-sensitive instruments.

Instruments Associated With	Notional Value (000's)	Weighted Average Remaining Maturity (years)	Fair Value (000's)	Receive	Pay
Loans	$100,000	3.6	$2,719	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2023	$100,000	3.6	$2,719	USD-SOFR-OIS	4.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.8 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2023 which yielded $144 thousand of other interest income. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at December 31, 2023.

	(In Thousands)
	December 31, 2023
	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-
Total contracts	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(2,679)
Total contracts	$100,000	$(2,679)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the year ended December 31, 2023.

(In Thousands)
Line Item in the Consolidated Statements of Income	December 31, 2023
Interest Income
Loans, including fees	$40
Other	144
Total interest income	$184

Note 19 - Fair Value of Financial Instruments

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2023 and 2022, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following: Bank Premises and Equipment, Goodwill, Loan Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 31, 2023					December 31, 2022
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$142,201	$142,201	$142,201	$-	$-	$84,409	$84,409	$84,409	$-	$-
Interest-bearing time deposits	2,740	2,725	-	2,725	-	4,442	4,440	-	4,440	-
Securities - available-for-sale	358,478	358,478	99,900	256,118	2,460	390,789	390,789	94,678	292,766	3,345
Other securities	17,138	17,138	-	-	17,138	9,799	9,799	-	-	9,799
Loans held for sale	1,576	1,552	-	-	1,552	827	815	-	-	815
Loans, net	2,556,167	2,396,540	-	-	2,396,540	2,336,074	2,171,152	-	-	2,171,152
Interest receivable	11,774	11,774	-	-	11,774	10,440	10,440	-	-	10,440

Financial Liabilities:
Interest bearing deposits	$1,415,981	$1,416,007	$-	$-	$1,416,007	$1,378,090	$1,377,944	$-	$-	$1,377,944
Noninterest bearing deposits	528,465	528,465	528,465	-	-	532,794	532,794	532,794	-	-
Time deposits	663,017	656,141	-	-	656,141	557,980	543,737	-	-	543,737
Total Deposits	2,607,463	2,600,613	528,465	-	2,072,148	2,468,864	2,454,475	532,794	-	1,921,681
Fed funds purchased and securities sold under agreement to repurchase	28,218	28,218	-	-	28,218	54,206	54,206	-	-	54,206
Federal Home Loan Bank advances	265,750	260,400	-	-	260,400	127,485	125,761	-	-	125,761
Other borrowings	-	-	-	-	-	10,000	10,000	-	10,000	-
Subordinated notes	34,702	30,676	-	30,676	-	34,586	30,993	-	30,993	-
Interest payable	5,441	5,441	-	-	5,441	1,739	1,739	-	-	1,739

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, and the valuation techniques used by the Company to determine those fair values. There were no changes to valuation techniques during 2023.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2023	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$80,270	$-	$-
U.S. Government agencies	19,630	108,592	-
Mortgage-backed securities	-	82,132	-
State and local governments	-	65,394	2,460
Total Securities Available-for-Sale	$99,900	$256,118	$2,460
Interest rate swaps liabilities	$-	$(2,679)	$-

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2022	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$94,678	$-	$-
U.S. Government agencies	-	139,767	-
Mortgage-backed securities	-	86,927	-
State and local governments	-	66,072	3,345
Total Securities Available-for-Sale	$94,678	$292,766	$3,345

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345
Change in Fair Value	38	(2)	36
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	(921)	-	(921)
Reclassification and Adjustments	-	-	-
Balance at December 31, 2023	$1,188	$1,272	$2,460

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2022	$2,307	$2,466	$4,773
Change in Fair Value	(76)	(203)	(279)
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	(160)	-	(160)
Reclassification and Adjustments	-	(989)	(989)
Balance at December 31, 2022	$2,071	$1,274	$3,345

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There were no securities that transferred in or out of Level 3 during 2023; however, there was one security transferred out of Level 3 to Level 2 in 2022.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2023, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. At December 31, 2022, such assets consist of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2023, collateral dependent loans categorized as Level 3 were $22.7 million compared with collateral dependent impaired loans categorized as Level 3 of $2.7 million at December 31, 2022. The specific allocation for collateral dependent loans was $386 thousand as of December 31, 2023 and $2.0 million for collateral dependent impaired loans as of December 31, 2022. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2023, impairment of $7 thousand ($2 thousand on 1-4 family real estate loans and $5 thousand on agricultural real estate loans) was recognized on loan servicing rights based upon the independent third party’s quarterly valuations. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. There was no valuation allowance needed in 2022 as all strata were positive.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

The following tables present assets measured at fair value on a nonrecurring basis:

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2023
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2023	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$22,676	$-	$-	$22,676
Loan servicing rights	58	-	-	58

($ in Thousands)
Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2022
Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2022	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$2,667	$-	$-	$2,667
Loan servicing rights	-	-	-	-

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$2,460	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	-0.17-4.92% (3.49%)
Collateral dependent loans	22,676	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-50.00% (0.41%)
Loan servicing rights	58	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	5.11-22.80% (10.87%)

	(In Thousands)
	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$3,345	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	2.08-5.01% (4.38%)
Collateral dependent impaired loans	2,667	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-29.01% (24.13%)
Loan servicing rights	-	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	— % ( — )

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 20 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2023	2022
Assets
Cash	$3,790	$16,901
Interest-bearing time deposits	2,466	498
Related party receivables:
Dividends and accounts receivable from subsidiary	3,928	2,114
Accrued interest receivable - available-for-sale securities / interest bearing time deposits	46	38
Securities - US Treasuries / municipals	5,675	7,460
Investment in subsidiaries	338,893	319,371
Total Assets	$354,798	$346,382

Liabilities
Other borrowings	$-	$10,000
Subordinated notes, net of unamortized issuance costs	34,769	34,586
Dividends payable	2,974	2,832
Accrued interest payable	474	618
Accrued expenses	38	206
Total Liabilities	38,255	48,242
Stockholders' Equity	316,543	298,140
Total Liabilities and Stockholders' Equity	$354,798	$346,382

Statements of Income and Comprehensive Income
	(In Thousands)
	2023	2022	2021
Income
Dividends from subsidiaries	$7,500	$44,285	$23,200
Distributed earnings of dissolved subsidiary	1,005	-	-
Interest - available-for-sale securities / interest-bearing time deposits	162	308	253
Noninterest income	4	-	-
Gain on sales of available-for-sale securities	-	-	293
Total income	8,671	44,593	23,746
Expenses
Interest	1,258	1,588	743
Operating expenses	1,143	1,176	1,335
Total expenses	2,401	2,764	2,078

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	6,270	41,829	21,668
Income Taxes (Benefit)	(495)	(535)	(347)
	6,765	42,364	22,015
Equity in undistributed (distributions in excess of) earnings of subsidiaries	16,022	(9,849)	1,480
Net Income	22,787	32,515	23,495
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities, net of taxes	9,221	(35,049)	(8,881)
Comprehensive Income (Loss)	$32,008	$(2,534)	$14,614

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Statements of Cash Flows
	(In Thousands)
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$22,787	$32,515	$23,495
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (distributions in excess of) net income	(16,022)	9,849	(1,480)
Amortization of premiums on available-for-sale securities, net	29	61	81
Amortization of subordinated notes issuance fees	116	116	49
Stock-based compensation expense	1,281	899	822
Director stock awards	180	120	73
Gain on sale of available-for-sale securities	-	-	(293)
Changes in assets and liabilities:
Other assets and liabilities	(1,981)	2,560	(456)
Net cash provided by operating activities	6,390	46,120	22,291
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,445	1,540	795
Sales	1,105	-	7,773
Purchases	-	(398)	-
Activity in certificates of deposit
Maturities	-	1,234	493
Purchases	(498)	(498)	-
Cash used for acquisitions	-	(9,806)	(79,235)
Net cash provided by (used in) investing activities	2,052	(7,928)	(70,174)
Cash Flows from Financing Activities
Proceeds (repayments) of other borrowings	(10,000)	(30,000)	35,000
Purchase of treasury stock	(218)	(308)	(338)
Proceeds from issuance of subordinated notes	-	-	34,421
Payment of dividends	(11,335)	(10,276)	(7,670)
Net cash provided by (used in) financing activities	(21,553)	(40,584)	61,413
Net Change in Cash and Cash Equivalents	(13,111)	(2,392)	13,530
Cash and Cash Equivalents - Beginning of year	16,901	19,293	5,763
Cash and Cash Equivalents - End of year	$3,790	$16,901	$19,293

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022, 2021

Note 21 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2023
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$31,802	$33,377	$36,359	$38,270
Interest expense	10,120	13,259	16,697	18,335
Net Interest Income	21,682	20,118	19,662	19,935
Provision for Credit Losses - Loans*	817	143	460	278
Provision for Credit Losses - Off Balance Sheet Credit Exposures*	62	(129)	(76)	189
Net Interest Income After Provision for Credit Losses*	20,803	20,104	19,278	19,468
Other income (expense)	(12,754)	(12,572)	(13,380)	(12,593)
Net income before income taxes	8,049	7,532	5,898	6,875
Income taxes	1,583	1,531	1,121	1,332
Net income	$6,466	$6,001	$4,777	$5,543
Earnings per Common Share	$0.47	$0.44	$0.35	$0.41
Average common shares outstanding	13,615,655	13,632,440	13,650,823	13,665,773

	Quarter Ended in 2022
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$21,899	$23,911	$25,847	$29,492
Interest expense	2,116	2,047	3,264	6,935
Net Interest Income	19,783	21,864	22,583	22,557
Provision for loan loss	580	1,628	1,637	755
Net interest income after provision for loan loss	19,203	20,236	20,946	21,802
Other income (expense)	(9,150)	(9,915)	(9,739)	(12,908)
Net income before income taxes	10,053	10,321	11,207	8,894
Income taxes	1,951	2,050	2,253	1,706
Net income	$8,102	$8,271	$8,954	$7,188
Earnings per Common Share	$0.62	$0.63	$0.68	$0.53
Average common shares outstanding	12,955,107	12,957,126	12,983,307	13,606,876

Note 22 – Subsequent Events

On January 16, 2024, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 16, 2024 and ending December 31, 2024.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited Farmers & Merchants Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report Regarding Internal Control and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Fort Wayne, Indiana

February 27, 2024

ITEM 9b. OTHER INFORMATION

None.

ITEM 9c. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Ian D. Boyce*	56	Founding Member and Managing Partner	2024
		Dickmeyer Boyce Financial Management

Andrew J. Briggs	69	Retired and former Chairman of Limberlost Bancshares, Inc.	2019
		and President of its wholly-owned subsidiary Bank of Geneva

Eugene N. Burkholder	71	President, Falor Farm Center, Inc.	2012

Lars B. Eller	57	President and CEO of the Company and	2018
		The Farmers & Merchants State Bank

Jo Ellen Hornish	70	CEO, Hornish Bros, Inc. / Fountain City Leasing, Inc. / Advantage Powder Coating, Inc.	2013

Jack C. Johnson	71	President, Hawk’s Clothing, Inc.	1991

Lori A. Johnston	62	President, ProMedica Insurance Corporation	2020

Dr. Marcia S. Latta	62	Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	64	President, Planson Farms, Inc.	2008

Kevin J. Sauder	63	President, Chief Executive Officer, Sauder Woodworking Co.	2004

Frank R. Simon	54	Founder & Managing Member / Attorney	2021
		Simon PLC Attorneys & Counselors

Dr. K. Brad Stamm	71	President and Educational Consultant of	2016
		Stamm Management Group

David P. Vernon	57	Owner, Licensed Funeral Director & Embalmer	2021
		Vernon Family Funeral Homes

* Effective January 16, 2024

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	71	Chairman

Lars B. Eller	57	President and Chief Executive Officer (“PEO”) (1) (2)

Barbara J. Britenriker	62	Executive Vice President Chief Financial Officer (“PFO”) (1) and Chief Retail Banking Officer (3)

Rex D. Rice	65	Executive Vice President and Chief Lending Officer (4)

Benet S. Rupp	58	Executive Vice President and Chief Administrative Officer (5)

___________________________________________________________________________________________________________________________________

(1) The designation PEO means principal executive officer and PFO means principal financial officer under the rules of the SEC.

(2) Mr. Eller was President and Chief Executive Officer of the Bank beginning on September 13, 2018 and assumed the additional position of President and Chief Executive Officer of the Company on February 1, 2019.

(3) Ms. Britenriker was Executive Vice President and Chief Financial Officer of the Company. Ms. Britenriker served as Executive Vice President and Chief Retail Banking Officer of the Bank from January 7, 2019 to October 16, 2023 and resumed the position of Executive Vice President and Chief Financial Officer of the Bank on October 16 2023.

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

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 29, 2024, and is incorporated herein by reference to the sections of the proxy statement captioned “ Nominations for Members of the Board of Director, “”Our Board Composition” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under paragraphs (d)(4) and (d)(5) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be on April 29, 2024 and incorporated herein by reference to sections of the proxy statement captioned “Delinquent Section 16(a) Reports,” “Audit Committee Report” and “Committees of the Board of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 29, 2024, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Monday, April 29, 2024 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2023, 64,225 shares were awarded to 113 employees and 6,350 were forfeited under its long term incentive plan. At year-end, 2023, the Company held 899,784 shares in Treasury stock and 151,350 in unearned stock awards.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated value of shares. On October 1, 2021, a new Director received 68 prorated shares worth approximately $1,523. On June 3, 2022, twelve Directors each received $10,013 worth of shares which equated to 240 shares. On June 2, 2023, twelve Directors each received $14,997 worth of shares which equated to 754 shares.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,235,667
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,235,667

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 29,2024, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 29,2024, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

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
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1.a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.1.b)	Amendment to Articles of Incorporation of the Registrant.

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).

	(4.2)	Form of 3.25% Fixed to Floating Rate Subordinated Note due July 30, 2031 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.6 hereto).

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

By	/s/ Lars B. Eller	Date:	February 27, 2024
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 27, 2024	/s/ Barbara J. Britenriker	Date:	February 27, 2024
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Ian D. Boyce	Date:	February 27, 2024	/s/ Andrew J. Briggs	Date:	February 27, 2024
Ian D. Boyce, Director			Andrew J. Briggs, Director

/s/ Eugene N. Burkholder	Date:	February 27, 2024	/s/ Jo Ellen Hornish	Date:	February 27, 2024
Eugene N. Burkholder, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 27, 2024	/s/ Lori A. Johnston	Date:	February 27, 2024
Jack C. Johnson, Director			Lori A. Johnston, Director

/s/ Marcia S. Latta	Date:	February 27, 2024	/s/ Steven J. Planson	Date:	February 27, 2024
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Kevin J. Sauder	Date:	February 27, 2024	/s/ Frank R. Simon	Date:	February 27, 2024
Kevin J. Sauder, Director			Frank R. Simon, Director

/s/ K. Brad Stamm	Date:	February 27, 2024	/s/ David P. Vernon	Date:	February 27, 2024
K. Brad Stamm, Director			David P. Vernon, Director