Form 10-K/A
period 2023-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2024-02-29
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of February 23, 2024, the Registrant had 14,564,425 shares of common stock issued of which 13,664,345 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

Auditor Name: FORVIS, LLP	Auditor Location: Fort Wayne, Indiana	Auditor Firm ID: 686

EXPLANATORY NOTE

On February 27, 2024, Farmers & Merchants Bancorp, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Original Form 10-K"). This Amendment No. 1 (the "Amendment") amends the Original Form 10-K solely to correct an administrative error in the content of Exhibit 23, Consent of FORVIS, LLP (the "Consent"), that resulted in an omission of reference to consent to incorporate the report on the audit of internal control. A new Exhibit 23 with the appropriate corrections is filed as Exhibit 23 attached hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company's financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company's principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(23)	Consent of FORVIS, LLP

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

	101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

	101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
	104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, has been formatted in Inline XBRL.

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

By	/s/ Lars B. Eller	Date:	February 29, 2024
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 29, 2024	/s/ Barbara J. Britenriker	Date:	February 29, 2024
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)