Form 10-Q
period 2024-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2024-05-08
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,682,070
Class	Outstanding as of May 3, 2024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - March 31, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2024 and March 31, 2023	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three Months Ended March 31, 2024 and March 31, 2023	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three Months Ended March 31, 2024 and March 31, 2023	6-7

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2024 and March 31, 2023	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46-65

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	67

PART II.	OTHER INFORMATION	67

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67-68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		71

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$186,541	$140,917
Federal funds sold	1,241	1,284
Total cash and cash equivalents	187,782	142,201
Interest-bearing time deposits	2,735	2,740
Securities - available-for-sale	347,516	358,478
Other securities, at cost	14,744	17,138
Loans held for sale	2,410	1,576
Loans, net of allowance for credit losses of $24,680 and $25,024	2,516,687	2,556,167
Premises and equipment	35,007	35,790
Construction in progress	9	8
Goodwill	86,358	86,358
Loan servicing rights	5,555	5,648
Bank owned life insurance	34,123	33,907
Other assets	54,628	43,218
Total Assets	$3,287,554	$3,283,229

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$510,731	$528,465
Interest-bearing
NOW accounts	829,236	816,790
Savings	635,430	599,191
Time	645,985	663,017
Total deposits	2,621,382	2,607,463
Securities sold under agreements to repurchase	28,218	28,218
Federal Home Loan Bank (FHLB) advances	256,628	265,750
Subordinated notes, net of unamortized issuance costs	34,731	34,702
Dividend payable	2,975	2,974
Accrued expenses and other liabilities	25,930	27,579
Total liabilities	2,969,864	2,966,686

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 3/31/24 and 12/31/23	135,482	135,515
Treasury stock - 881,155 shares 3/31/24, 899,784 shares 12/31/23	(10,851)	(11,040)
Retained earnings	223,648	221,080
Accumulated other comprehensive loss	(30,589)	(29,012)
Total stockholders' equity	317,690	316,543
Total Liabilities and Stockholders' Equity	$3,287,554	$3,283,229

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2023, Condensed Consolidated Balance Sheet has been derived from the audited Condensed Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2024	March 31, 2023
Interest Income
Loans, including fees	$35,200	$29,703
Debt securities:
U.S. Treasury and government agencies	1,045	1,068
Municipalities	394	408
Dividends	333	123
Federal funds sold	7	21
Other	1,675	479
Total interest income	38,654	31,802
Interest Expense
Deposits	15,279	8,151
Federal funds purchased and securities sold under agreements to repurchase	284	405
Borrowed funds	2,689	1,280
Subordinated notes	284	284
Total interest expense	18,536	10,120
Net Interest Income - Before Provision for Credit Losses	20,118	21,682
Provision for Credit Losses - Loans	(289)	817
Provision for Credit Losses - Off Balance Sheet Credit Exposures	(266)	62
Net Interest Income After Provision for Credit Losses	20,673	20,803
Noninterest Income
Customer service fees	2,782	2,447
Other service charges and fees	1,057	2,554
Net gain on sale of loans	107	67
Net loss on sale of available-for-sale securities	-	(891)
Total noninterest income	3,946	4,177
Noninterest Expense
Salaries and wages	7,846	6,657
Employee benefits	2,171	2,165
Net occupancy expense	1,027	856
Furniture and equipment	1,353	1,252
Data processing	500	726
Franchise taxes	555	366
ATM expense	473	623
Advertising	530	514
FDIC assessment	580	306
Servicing rights amortization - net	168	159
Consulting fees	186	230
Other general and administrative	2,452	3,077
Total noninterest expense	17,841	16,931
Income Before Income Taxes	6,778	8,049
Income Taxes	1,419	1,583
Net Income	$5,359	$6,466
Basic Earnings Per Share	$0.39	$0.47
Diluted Earnings Per Share	$0.39	$0.47
Dividends Declared	$0.22	$0.21

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income	$5,359	$6,466
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(1,995)	8,030
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	891
Net unrealized gain (loss) on available-for-sale securities	(1,995)	8,921
Tax expense (benefit)	(418)	1,874
Other comprehensive income (loss)	(1,577)	7,047
Comprehensive Income	$3,782	$13,513

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2024

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2024	13,664,641	$135,515	$(11,040)	$221,080	$(29,012)	$316,543
Net income	-	-	-	5,359	-	5,359
Other comprehensive loss	-	-	-	-	(1,577)	(1,577)
Purchase of treasury stock	(4,490)	-	(94)	-	-	(94)
Issuance of 23,369 shares of restricted stock (Net of forfeitures - 250)	23,119	(467)	283	184	-	-
Stock-based compensation expense	-	434	-	-	-	434
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - March 31, 2024	13,683,270	$135,482	$(10,851)	$223,648	$(30,589)	$317,690

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE months Ended March 31, 2023

(IN THOUSANDS, Except Per Share Data)

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income	$5,359	$6,466
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	990	834
Amortization of premiums on available-for-sale securities, net	321	397
Capitalized additions to servicing rights	(75)	(1,595)
Servicing rights amortization and impairment	168	159
Amortization of core deposit intangible	414	414
Amortization of customer list intangible	31	31
Net accretion of fair value adjustments	(681)	(1,133)
Amortization of subordinated note issuance costs	29	29
Stock-based compensation expense	434	306
Provision for credit losses - loans	(289)	817
Provision for credit losses - off balance sheet credit exposures	(266)	62
Gain on sale of loans held for sale	(107)	(67)
Originations of loans held for sale	(7,559)	(6,534)
Proceeds from sale of loans held for sale	6,832	6,477
Loss on derivatives	14	-
Loss on sales of securities available-for-sale	-	891
Increase in cash surrender value of bank owned life insurance	(216)	(196)
Change in other assets and other liabilities, net	(3,916)	(4,283)
Net cash provided by (used in) operating activities	1,483	3,075
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	3,909	3,483
Sales	-	21,963
Purchases	(316)	-
Activity in other securities, at cost:
Sales	-	399
Purchases	(535)	(2,143)
Proceeds from redemption of FHLB stock	548	-
Change in interest-bearing time deposits	5	7
Additions to premises and equipment	(219)	(2,431)
Loan originations and principal collections, net	38,960	(89,520)
Net cash provided by (used in) investing activities	42,352	(68,242)
Cash Flows from Financing Activities
Net change in deposits	13,919	44,764
Net change in federal funds purchased and securities sold under agreements to repurchase	-	(23,710)
Proceeds from FHLB advances	-	129,000
Repayment of FHLB advances	(9,105)	(92,140)
Repayment of other borrowings	-	(10,000)
Purchase of treasury stock	(94)	-
Cash dividends paid on common stock	(2,974)	(2,831)
Net cash provided by financing activities	1,746	45,083
Net Increase (Decrease) in Cash and Cash Equivalents	45,581	(20,084)
Cash and Cash Equivalents - Beginning of year	142,201	84,409
Cash and Cash Equivalents - End of period	$187,782	$64,325

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental Information
Supplemental cash flow information:
Interest paid	$18,554	$9,272
Income taxes paid	-	44
Supplemental noncash disclosures:
Matured security proceeds not received	5,053	-
Cash dividends declared not paid	2,975	2,831

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that are expected for the year ended December 31, 2024. The condensed consolidated balance sheet of the Company as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning Balance	$566	$798
Additions	-	1
Accretion	(58)	(58)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$508	$741

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning Balance	$2,795	$4,236
Additions	-	14
Accretion	(335)	(344)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$2,460	$3,906

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning Balance	$294	$470
Additions	-	-
Accretion	(44)	(44)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$250	$426

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning Balance	$363	$785
Additions	-	3
Accretion	(109)	(107)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$254	$681

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

The amortization expense of the core deposit intangible for the three months ended March 31, 2023 was $414 thousand. Of the approximately $1.7 million to be expensed in 2024, $414 thousand has been expensed for the three months ended March 31, 2024. Annual amortization of core deposit intangible assets is as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Geneva	Ossian	Perpetual	Peoples	Total
2024	$560	$140	$95	$861	$1,656
2025	560	140	95	861	1,656
2026	-	140	95	861	1,096
2027	-	140	95	861	1,096
2028	-	47	73	861	981
Thereafter	-	-	-	646	646
	$1,120	$607	$453	$4,951	7,131

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

The amortization expense of the customer list intangible for the three months ended March 31, 2023 was $31 thousand. Of the $123 thousand to be expensed in 2024, $31 thousand has been expensed for the three months ended March 31, 2024. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2024	$123
2025	123
2026	123
2027	48
2028	-
Thereafter	-
$417

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2024 and December 31, 2023, are as follows:

	(In Thousands)
	March 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$81,842	$-	$(7,149)	$74,693
U.S. Government agencies	140,928	-	(13,190)	127,738
Mortgage-backed securities	91,485	-	(13,081)	78,404
State and local governments	71,981	87	(5,387)	66,681
Total available-for-sale securities	$386,236	$87	$(38,807)	$347,516

	(In Thousands)
	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$87,182	$1	$(6,913)	$80,270
U.S. Government agencies	140,960	-	(12,738)	128,222
Mortgage-backed securities	94,061	-	(11,929)	82,132
State and local governments	73,000	135	(5,281)	67,854
Total available-for-sale securities	$395,203	$136	$(36,861)	$358,478

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2024
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(3)	$561	$(7,146)	$74,132	$(7,149)	$74,693
U.S. Government agencies	-	-	(13,190)	127,738	(13,190)	127,738
Mortgage-backed securities	(33)	4,321	(13,048)	74,083	(13,081)	78,404
State and local governments	(38)	1,245	(5,349)	59,278	(5,387)	60,523
Total available-for-sale securities	$(74)	$6,127	$(38,733)	$335,231	$(38,807)	$341,358

	(In Thousands)
	December 31, 2023
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(4)	$494	$(6,909)	$79,528	$(6,913)	$80,022
U.S. Government agencies	-	-	(12,738)	128,222	(12,738)	128,222
Mortgage-backed securities	(20)	4,372	(11,909)	77,759	(11,929)	82,131
State and local governments	(2)	931	(5,279)	60,402	(5,281)	61,333
Total available-for-sale securities	$(26)	$5,797	$(36,835)	$345,911	$(36,861)	$351,708

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three months ended March 31, 2024 and March 31, 2023.

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Gross realized gains	$-	$12
Gross realized losses	-	(903)
Net realized losses	$-	$(891)
Tax benefit related to net realized losses	$-	$(187)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$21,574	$20,988
After one year through five years	241,580	219,441
After five years through ten years	29,212	26,279
After ten years	2,385	2,404
Total	$294,751	$269,112
Mortgage-backed securities	91,485	78,404
Total	$386,236	$347,516

Investments with a carrying value of $199.3 million and $194.1 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $58.8 million and $61.7 million were pledged to the Federal Reserve's Bank Term Funding Program (BTFP) to secure additional borrowing capacity at March 31, 2024 and December 31, 2023.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $14.7 million as of March 31, 2024 and $14.8 million as of December 31, 2023.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of March 31, 2024 and December 31, 2023 are summarized below:

	(In Thousands)
Loans:	March 31, 2024	December 31, 2023
Consumer Real Estate	$525,178	$521,895
Agricultural Real Estate	227,455	223,791
Agricultural	127,670	132,560
Commercial Real Estate	1,304,400	1,337,766
Commercial and Industrial	256,051	254,935
Consumer	74,819	79,591
Other	26,776	30,136
	2,542,349	2,580,674
Less: Net deferred loan fees and costs and other*	(982)	517
	2,541,367	2,581,191
Less: Allowance for credit losses	(24,680)	(25,024)
Loans - Net	$2,516,687	$2,556,167

*This chart contains fair value adjustments to the basis of derivatives in the amount of $969 thousand at March 31, 2024 and $2.7 million at December 31, 2023.

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2024 and December 31, 2023:

	(In Thousands)
	March 31, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$331,050	$194,128	$329,142	$192,753
Agricultural Real Estate	132,725	94,730	123,783	100,008
Agricultural	52,536	75,134	56,269	76,291
Commercial Real Estate	989,520	314,880	1,024,989	312,777
Commercial and Industrial	133,140	122,911	131,385	123,550
Consumer	74,757	62	79,526	65
Other	17,294	9,482	20,552	9,584

As of March 31, 2024 and December 31, 2023 one to four family residential mortgage loans amounting to $204.8 million and $210.9 million, respectively, and HELOC loans amounting to $11.6 million and $12.1 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank. The Bank has also pledged eligible commercial real estate loans of $364.2 million and $158.9 million as of March 31, 2024 and December 31, 2023, respectively, to the FHLB.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of March 31, 2024 and December 31, 2023, net of deferred loan fees and costs:

	(In Thousands)
March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$996	$119	$283	$1,398	$523,845	$525,243	$-
Agricultural Real Estate	-	-	12,254	12,254	214,896	227,150	-
Agricultural	-	500	3,612	4,112	123,801	127,913	-
Commercial Real Estate	66	-	180	246	1,301,735	1,301,981	-
Commercial and Industrial	653	-	60	713	281,860	282,573	-
Consumer	131	49	27	207	75,331	75,538	-
Total	$1,846	$668	$16,416	$18,930	$2,521,468	$2,540,398	$-

	(In Thousands)
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,914	$137	$670	$2,721	$519,187	$521,908	$-
Agricultural Real Estate	-	3,429	55	3,484	219,995	223,479	-
Agricultural	-	1,132	2,977	4,109	128,654	132,763	-
Commercial Real Estate	380	-	255	635	1,334,440	1,335,075	-
Commercial and Industrial	145	-	199	344	284,550	284,894	-
Consumer	218	37	26	281	80,072	80,353	-
Total	$2,657	$4,735	$4,182	$11,574	$2,566,898	$2,578,472	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by class of loans as of March 31, 2024 and as of December 31, 2023:

	(In Thousands)
	March 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,347	$1,594	$-
Agricultural Real Estate	60	12,259	-
Agricultural	4,112	4,406	-
Commercial Real Estate	180	555	-
Commercial & Industrial	428	501	-
Consumer	76	76	-
Total	$6,203	$19,391	$-

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

One borrower relationship resulted in a decrease to nonaccrual totals of $3.7 million in the agricultural real estate portfolio as compared to December 31, 2023. The Company recognized $22 thousand and $61 thousand of interest income on nonaccrual loans for the three months ending March 31, 2024 and March 31, 2023, respectively.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans by portfolio class and year of origination, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2024 and December 31, 2023:

	(In Thousands)
	March 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year					Term	Amortized	Grand
	2024	2023	2022	2021	Prior	Total	Cost Basis	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$7,730	$70,715	$87,343	$95,907	$204,574	$466,269	$54,250	$520,519
Special Mention (5)	-	1,221	39	419	265	1,944	131	2,075
Substandard (6)	-	-	256	688	1,705	2,649	-	2,649
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$7,730	$71,936	$87,638	$97,014	$206,544	$470,862	$54,381	$525,243
Gross charge-offs YTD	$-	$-	$-	$-	$10	$10	$-	$10

Agricultural Real Estate
Risk Rating
Pass (1-4)	$12,965	$29,399	$36,136	$24,112	$109,568	$212,180	$92	$212,272
Special Mention (5)	-	904	1,348	20	149	2,421	-	2,421
Substandard (6)	-	-	-	12,196	261	12,457	-	12,457
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$12,965	$30,303	$37,484	$36,328	$109,978	$227,058	$92	$227,150
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$2,374	$14,989	$16,672	$7,781	$9,122	$50,938	$71,052	$121,990
Special Mention (5)	-	400	661	114	-	1,175	330	1,505
Substandard (6)	-	513	634	1,773	-	2,920	1,498	4,418
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural	$2,374	$15,902	$17,967	$9,668	$9,122	$55,033	$72,880	$127,913
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	March 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year					Term	Amortized	Grand
	2024	2023	2022	2021	Prior	Total	Cost Basis	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$11,583	$208,713	$431,087	$231,103	$362,013	$1,244,499	$-	$1,244,499
Special Mention (5)	-	34,856	8,978	1,594	10,646	56,074	-	56,074
Substandard (6)	-	-	-	-	1,408	1,408	-	1,408
Doubtful (7)	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$11,583	$243,569	$440,065	$232,697	$374,067	$1,301,981	$-	$1,301,981
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$9,116	$55,315	$48,352	$19,655	$21,103	$153,541	$94,389	$247,930
Special Mention (5)	533	941	109	205	736	2,524	4,423	6,947
Substandard (6)	-	90	20	-	190	300	576	876
Doubtful (7)	-	-	-	-	44	44	-	44
Total Commercial & Industrial	$9,649	$56,346	$48,481	$19,860	$22,073	$156,409	$99,388	$255,797
Gross charge-offs YTD	$-	$-	$-	$-	$101	$101	$-	$101

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$16,604	$10,172	$26,776	$-	$26,776
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$16,604	$10,172	$26,776	$-	$26,776
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year					Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$77,298	$88,695	$90,139	$82,680	$126,596	$465,408	$52,904	$518,312
Special Mention (5)	1,228	40	-	-	134	1,402	-	1,402
Substandard (6)	-	261	558	163	1,198	2,180	14	2,194
Doubtful (7)	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$78,526	$88,996	$90,697	$82,843	$127,928	$468,990	$52,918	$521,908
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$30,504	$37,199	$25,168	$25,874	$87,107	$205,852	$97	$205,949
Special Mention (5)	-	861	14	-	508	1,383	-	1,383
Substandard (6)	-	-	12,196	186	3,765	16,147	-	16,147
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$30,504	$38,060	$37,378	$26,060	$91,380	$223,382	$97	$223,479
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$17,787	$20,330	$8,356	$4,476	$5,736	$56,685	$69,824	$126,509
Special Mention (5)	38	621	112	-	-	771	330	1,101
Substandard (6)	514	634	2,009	498	-	3,655	1,498	5,153
Doubtful (7)	-	-	-	-	-	-	-	-
Total Agricultural	$18,339	$21,585	$10,477	$4,974	$5,736	$61,111	$71,652	$132,763
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year					Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$224,232	$438,716	$245,273	$122,656	$235,603	$1,266,480	$-	$1,266,480
Special Mention (5)	34,864	9,100	-	10,793	12,968	67,725	-	67,725
Substandard (6)	-	-	-	-	795	795	-	795
Doubtful (7)	-	-	-	75	-	75	-	75
Total Commercial Real Estate	$259,096	$447,816	$245,273	$133,524	$249,366	$1,335,075	$-	$1,335,075
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$56,224	$51,663	$24,876	$20,071	$3,074	$155,908	$90,018	$245,926
Special Mention (5)	716	69	211	146	794	1,936	6,016	7,952
Substandard (6)	74	454	-	-	48	576	122	698
Doubtful (7)	-	-	-	182	-	182	-	182
Total Commercial & Industrial	$57,014	$52,186	$25,087	$20,399	$3,916	$158,602	$96,156	$254,758
Gross charge-offs YTD	$-	$-	$-	$565	$-	$565	$-	$565

Other
Risk Rating
Pass (1-4)	$2,810	$-	$16,761	$5,790	$4,775	$30,136	$-	$30,136
Special Mention (5)	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-
Total Other	$2,810	$-	$16,761	$5,790	$4,775	$30,136	$-	$30,136
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2024 and December 31, 2023 by year of origination.

	(In Thousands)
	March 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year					Term	Amortized	Grand
	2024	2023	2022	2021	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$3,480	$19,510	$37,299	$9,130	$6,003	$75,422	$39	$75,461
Nonperforming	-	-	70	-	7	77	-	77
Total Consumer	$3,480	$19,510	$37,369	$9,130	$6,010	$75,499	$39	$75,538
Gross charge-offs YTD	$48	$17	$6	$10	$-	$81	$-	$81

	(In Thousands)
	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year					Term	Amortized	Grand
	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$21,511	$40,729	$10,666	$5,006	$2,305	$80,217	$44	$80,261
Nonperforming	26	58	-	6	2	92	-	92
Total Consumer	$21,537	$40,787	$10,666	$5,012	$2,307	$80,309	$44	$80,353
Gross charge-offs YTD	$236	$51	$100	$38	$-	$425	$-	$425

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by collateral as of March 31, 2024 and December 31, 2023:

(In Thousands)
March 31, 2024
Collateral
Dependent Loans
Consumer Real Estate	$1,949
Agricultural Real Estate	12,003
Agricultural	4,312
Commercial Real Estate	539
Commercial & Industrial	46
Consumer	-
Total	$18,849

(In Thousands)
December 31, 2023
Collateral
Dependent Loans
Consumer Real Estate	$1,518
Agricultural Real Estate	15,888
Agricultural	4,998
Commercial Real Estate	255
Commercial & Industrial	17
Consumer	-
Total	$22,676

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three months ended March 31, 2024 and March 31, 2023, there were no new loan modifications to borrowers experiencing financial difficulty. One modified loan previous to 2024 was paid off during the first quarter of 2024. One modification completed prior to 2024 was paid off during the first quarter of 2024.

For the three months ended March 31, 2024 and 2023, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

For the majority of the Bank’s collateral dependent loans, the Bank applied the fair value of collateral or used a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine fair value of collateral, collateral asset values securing a collateral dependent loan were periodically evaluated. Maximum time of re-evaluation was every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations were obtained. Until such time that updated appraisals were received, the Bank may have discounted the collateral value used.

The Bank used the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge-off in whole or in part was realized when unsecured consumer loans and overdraft lines of credit reached 90 days delinquency. At 90 days delinquent, secured consumer loans were charged down to the value of the collateral, if repossession of the collateral was assured and/or in the process of repossession. Consumer mortgage loan deficiencies were charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker’s price opinion or appraisal was completed on all home loans in litigation and any deficiency was charged off before reaching 150 days delinquent. Commercial and agricultural credits were charged down/allocated at 120 days delinquency, unless an established and approved work-out plan was in place or litigation of the credit was likely to result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt was charged off. Additional charge-off was realized as further unsecured positions were recognized.

As of March 31, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $270 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

obtained by physical possession and $679 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2023. As of March 31, 2023, the Company had no foreclosed residential real estate property obtained by physical possession and $52 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

The allowance does not include an accretable yield of $3.5 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three months ended March 31, 2024 and March 31, 2023 in addition to the ending balances as of December 31, 2023:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended March 31, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024
Provision for credit losses - loans	(290)	859	41	(1,450)	674	(123)	(289)
Charge-offs	(10)	-	-	-	(101)	(81)	(192)
Recoveries	4	-	-	3	66	64	137
Ending Balance	$3,285	$1,171	$377	$15,953	$2,732	$1,162	$24,680

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended March 31, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998	$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses - loans	(256)	26	(35)	661	191	230	817
Charge-offs	-	-	-	-	-	(122)	(122)
Recoveries	7	-	-	2	6	47	62
Ending Balance	$3,623	$209	$66	$16,088	$3,414	$1,234	$24,634

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Year Ended December 31, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998	$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses - loans	(326)	24	225	1,967	(643)	451	1,698
Charge-offs	-	-	-	-	(565)	(425)	(990)
Recoveries	35	105	10	8	84	197	439
Ending Balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity in the AULC for the three months ended March 31, 2024 and March 31, 2023 in addition to the ending balances as of December 31, 2023:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Provision for credit losses - off balance sheet credit exposures	(266)
Charge-offs	-
Recoveries	-
Ending Balance	$1,946

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for credit losses - off balance sheet credit exposures	62
Charge-offs	-
Recoveries	-
Ending Balance	$2,228

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Year Ended December 31, 2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for credit losses - off balance sheet credit exposures	46
Charge-offs	-
Recoveries	-
Ending Balance	$2,212

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 LEASES

The Bank leases space for retail branches, Loan Production Offices (LPOs) and ATMs. Our leases have remaining lease terms of 1 year to 15 years, some of which may include options to renew the leases and some of which may include options to terminate the leases prior to the end date of the lease term. The Bank does receive rental income for the leasing of available space.

The below table provides information on the Bank’s operating leases:

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost (1)	$237	$99
Operating cash flows (2)	$10	12

(1) Included in net occupancy expense on Company's consolidated statement of income
(2) Included in customer service fees on Company's consolidated statement of income

NOTE 6 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $363.6, $370.2 and $367.8 million at March 31, 2024 and 2023 and at December 31, 2023, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $133.8, $136.3 and $135.8 million at March 31, 2024, 2023 and at December 31, 2023, respectively.

The balance of capitalized servicing rights included in assets at March 31, 2024 and December 31, 2023 for 1-4 family real estate loans, was $3.4 million and $3.5 million, respectively. Agricultural real estate loan servicing rights, established in 2023, were $2.1 million and $2.2 million at March 31, 2024 and December 31, 2023, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of March 31, 2024 and 2023 was $5.5 million and $5.8 million, respectively, and at December 31, 2023 was $5.5 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.1 million and $1.5 million as of March 31, 2024 and 2023, respectively, and was $2.2 million at December 31, 2023. As the Company continues to refine and enhance its process for valuing agricultural real estate loan servicing rights, it may be necessary to adjust their value in future periods. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 5.4% and 5.7% were utilized at March 31, 2024 and 2023, respectively, and 6.3% at December 31, 2023. At March 31, 2024, two 1-4 family real estate strata, which included 92 of the total 3,705 loans, were slightly below the carrying value using a discount yield of 6.22% which resulted in the need to establish a $2 thousand valuation allowance. The carrying value of eleven agricultural real estate strata, which included 38 of the total 588 loans, using an approximate discount rate of 9.17% were lower than market value requiring a $5 thousand valuation allowance to be established.

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning Balance	$5,655	$3,549
Capitalized Additions	75	1,595
Amortization	(168)	(159)
Ending Balance, March 31,	5,562	4,985
Valuation Allowance	(7)	-
Servicing Rights net, March 31,	$5,555	$4,985

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 EARNINGS PER SHARE

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

Any stock awards to senior management are made in March with other members of management receiving any awards in August. On March 1, 2024, senior management received stock awards of 23,369 shares worth $472,054. On March 1, 2023, senior management received stock awards of 21,700 shares worth $562,030 while other members of management received stock awards of 41,225 shares worth $844,018 during third quarter 2023.

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings per share
Net income	$5,359	$6,466
Less: distributed earnings allocated to participating securities	(35)	(32)
Less: undistributed earnings allocated to participating securities	(26)	(33)
Net earnings available to common shareholders	$5,298	$6,401

Weighted average common shares outstanding including participating securities	13,671,166	13,615,655
Less: average unvested restricted shares	(156,506)	(136,185)
Weighted average common shares outstanding	13,514,660	13,479,470
Basic and diluted earnings per share	$0.39	$0.47

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2024 and December 31, 2023.

	(In Thousands)
	March 31, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$270,953	$969	$276,991	$2,719

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at March 31, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	3.3	$969	USD-SOFR-OIS	4.47%
Total swap portfolio at March 31, 2024	$100,000	3.3	$969	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	3.6	$2,719	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2023	$100,000	3.6	$2,719	USD-SOFR-OIS	4.47%

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.8 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at March 31, 2024 and December 31, 2023. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at March 31, 2024 and December 31, 2023.

	(In Thousands)
	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(943)	$100,000	$(2,679)
Total contracts	$100,000	$(943)	$100,000	$(2,679)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three month period ended March 31, 2024 and March 31, 2023. The $2.8 million of cash collateral pledged to counterparties yielded $211 thousand of other interest income for the three months ended March 31, 2024.

	(In Thousands)
	Three Months Ended
Line Item in the Consolidated Statements of Income	March 31, 2024	March 31, 2023
Interest Income
Loans, including fees	$(14)	$-
Other	211	-
Total interest income	$197	$-

NOTE 9 QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in certain qualified affordable housing projects. The Company has elected to account for its investment in qualified affordable housing projects using the proportional amortization method described in FASB ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Low-Income housing Tax Credit Projects (A Consensus of the FASB Emerging Issues Task Force)", which was updated in March 2023 and released as FASB ASU 2023-02. Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense.

At March 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.9 million. This balance is reflected in the Other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $1.4 million at March 31, 2024. This balance is reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The funded balance in qualified affordable housing projects was $2.4 million out of a total of $4.0 million committed at December 31, 2023.

During the three months ended March 31, 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $110 thousand, partially offset by tax credits and other benefits from its investments in affordable housing tax credits of $108 thousand. During the three month period ended March 31, 2024, the Company did not incur any impairment losses related to its investments in qualified affordable housing projects.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$74,693	$-	$-
U.S. Government agencies	19,525	108,213	-
Mortgage-backed securities	-	78,404	-
State and local governments	-	64,886	1,795
Total Securities Available-for-Sale	$94,218	$251,503	$1,795

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$80,270	$-	$-
U.S. Government agencies	19,630	108,592	-
Mortgage-backed securities	-	82,132	-
State and local governments	-	65,394	2,460
Total Securities Available-for-Sale	$99,900	$256,118	$2,460

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three periods ended March 31, 2024 and March 31, 2023.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2024	$1,188	$1,272	$2,460

Change in Fair Value	(2)	2	-

Payments, Maturities & Calls	(665)	-	(665)

Balance at March 31, 2024	$521	$1,274	$1,795

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345

Change in Fair Value	9	31	40

Payments, Maturities & Calls	(245)	-	(245)

Balance at March 31, 2023	$1,835	$1,305	$3,140

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2024 and December 31, 2023, such assets consist primarily of collateral dependent loans. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2024 and December 31, 2023, fair value of collateral dependent loans categorized as Level 3 was $18.8 million and $22.7 million, respectively.

During 2023, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $7 thousand at December 31, 2023.

The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2024
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$18,849	$-	$-	$18,849
Loan servicing rights	54	-	-	54

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$22,676	$-	$-	$22,676
Loan servicing rights	58	-	-	58

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2024	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,795	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.47-4.80% (4.49%)

Collateral dependent loans	18,849	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-50.00% (33.79%)

Loan servicing rights	54	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	7.64-22.80% (11.86%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2023	Valuation Technique	Unobservable Inputs	Average)
State and local government	$2,460	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	-0.17-4.92% (3.49%)

Collateral dependent loans	22,676	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-50.00% (0.41%)

Loan servicing rights	58	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	5.11-22.80% (10.87%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2024 and December 31, 2023 are reflected below.

	(In Thousands)
	March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$187,782	$187,782	$187,782	$-	$-
Interest-bearing time deposits	2,735	2,718	-	2,718	-
Securities - available-for-sale	347,516	347,516	94,218	251,503	1,795
Other securities	14,744	14,744	-	-	14,744
Loans held for sale	2,410	2,374	-	-	2,374
Loans, net	2,516,687	2,435,500	-	-	2,435,500
Interest receivable	12,981	12,981	-	-	12,981

Financial Liabilities:
Interest bearing deposits	$1,464,666	$1,464,184	$-	$-	$1,464,184
Non-interest bearing deposits	510,731	510,731	510,731	-	-
Time deposits	645,985	639,751	-	-	639,751
Total Deposits	2,621,382	2,614,666	510,731	-	2,103,935

Federal funds purchased and securities sold under agreement to repurchase	28,218	28,218	-	-	28,218
Federal Home Loan Bank advances	256,628	254,906	-	-	254,906
Subordinated notes, net of unamortized issuance costs	34,731	29,810	-	29,810	-
Interest payable	5,595	5,595	-	-	5,595

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$142,201	$142,201	$142,201	$-	$-
Interest-bearing time deposits	2,740	2,725	-	2,725	-
Securities - available-for-sale	358,478	358,478	99,900	256,118	2,460
Other securities	17,138	17,138	-	-	17,138
Loans held for sale	1,576	1,552	-	-	1,552
Loans, net	2,556,167	2,396,540	-	-	2,396,540
Interest receivable	11,774	11,774	-	-	11,774

Financial Liabilities:
Interest bearing deposits	$1,415,981	$1,416,007	$-	$-	$1,416,007
Non-interest bearing deposits	528,465	528,465	528,465	-	-
Time deposits	663,017	656,141	-	-	656,141
Total Deposits	2,607,463	2,600,613	528,465	-	2,072,148

Federal funds purchased and securities sold under agreement to repurchase	28,218	28,218	-	-	28,218
Federal Home Loan Bank advances	265,750	260,400	-	-	260,400
Subordinated notes, net of unamortized issuance costs	34,702	30,676	-	30,676	-
Interest payable	5,441	5,441	-	-	5,441

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 11 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at March 31, 2024 or at December 31, 2023. Securities sold under agreement to repurchase were as follows at March 31, 2024 and December 31, 2023.

	(In Thousands)
	March 31, 2024
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$28,218	$28,218
Total	$-	$-	$-	$28,218	$28,218

	(In Thousands)
	December 31, 2023
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$28,218	$28,218
Total	$-	$-	$-	$28,218	$28,218

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 12 SUBORDINATED NOTES

On July 30, 2021, the Company completed a private placement of $35 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”) to various accredited investors (the “Offering”). The price for the Notes was 100% of the principal amount of the Notes. The Notes qualify as Tier 2 capital for regulatory purposes in proportionate amounts until July 30, 2026.

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

	March 31, 2024		December 31, 2023
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(269)	$35,000	$(298)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 13 RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2023, the FASB issued ASU 2023-02 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force)." The amendments in this Update expands the use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in low-income-housing tax credit (LIHTC) programs. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-74-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. The ASU is effective for reporting periods beginning after December 15, 2023, for public business entities. Early adoption is permitted. Entities have the option of applying the ASU using either a modified retrospective or retrospective adoption approach. For some changes related to existing LIHTC investments, prospective application is permitted. The Company adopted ASU 2023-02 effective January 1, 2024 using the prospective approach. The financial impact was immaterial to the financial statements.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

“What a difference a year makes” is the thought that first comes to mind as we review the first quarter of 2024 in comparison to first quarter 2023. Liquidity concerns were paramount in 2023 and resolved by the end of 2023 though at a price of higher cost of funds. We experienced a shift in strategic thoughts and plans which have in turn, molded our path for 2024. This year we turn to a focus on profitability after a year of investment. Deposit generation remains an important part of our plan; the additional focus is on the mix and cost of funding. Deposits grew almost $14 million since yearend 2023 with a decrease in time deposits and an increase in interest bearing checking accounts and savings which include money market accounts. The Bank is encouraged by the increase in net new checking accounts being opened, 243 more per quarter than a year ago. 80% of the increase in the cost of funds in first quarter 2024 as compared to first quarter 2023 was due to the increase in rates. Cost of funds was 3.06% for the quarter ended March 31, 2024 compared to 1.85% for the same time period 2023. Since year end 2023, the cost of funds increased 4 basis points while asset yield improved 7 basis points. An improvement of 3 basis points in this quarter over the prior quarter is in the profitability direction we are striving for - an $83 thousand increase in net interest income in comparing March 31, 2024 to December 31, 2023 levels.

This quarter includes a decrease in nonaccruals whose balance is expected to decrease further in second quarter due to agricultural real estate sales involving two separate relationships. While both sales occurred in the first quarter, only one settled in the first quarter. The Bank expects to return to its lower historic levels of nonperforming balances by the end of the second quarter.

The growth in our loan portfolio has seen a slowing in new originations as compared to prior quarters and is intentional as a part of our 2024 strategy. We plan to replace run-off and predict a modest increase, if any, with originations focused in our newer markets.

The overall performance of our farm and agribusiness clients was solid in 2023 as yields and prices were favorable. We have seen most of our client’s financial position being maintained or improved based on 2023 performance. Grain prices have declined from 2023 levels as production was strong with limited new demand. Based on current commodity prices projected income for our cash grain operations will be down in 2024. Demand for land and land values continues to be strong throughout the area we serve. Higher interest rates and lower projected 2024 income has slowed loan demand. The profits of the last several years has put our customer base in a solid financial position to withstand a potential down cycle that we do see in agriculture. Overall, the performance of our agricultural portfolio remains strong.

F&M Home Loan Team saw an increase in activity in our first quarter 2024 due to the Federal Home Loan Bank Welcome Home Grant offering. The production from this offering will be evident in 2nd quarter 2024 reports. Mortgage rates continue to remain steady while housing inventory remains low in many of our markets. The Home Loan Team continues to find the best mortgage solutions for all of our clients while looking for opportunities to help with housing initiatives in the underserved areas of our communities utilizing the F&M First Time Homebuyer program. This program was launched in November of 2023 and had its first loan closed in February 2024. Offering rates were lower at the beginning of the year and then stabled out for the quarter.

F&M Commercial Banking Division saw loan demand soften beginning in the fourth quarter of 2023 and continued through the first quarter of 2024. Overall lending rates have increased in most markets and amortizations continue to stretch longer in select markets. Commercial clients are still concerned with the availability of workforce but are seeing some improvements in markets that have been affected by layoffs. Commercial clients have seen supply chain and material availability improve, but price increases remain a concern. Credit quality of the portfolio remains solid and first quarter 2024 collateral values are still holding consistent with previous quarters.

The Bank’s consumer portfolio decreased by normal payment activity with limited new originations. Loan growth was focused elsewhere thus far in 2024, so no promotions were conducted in the retail installment space.

The Bank is pleased with the progress of our four full-service retail offices, in Ohio: Oxford and Downtown Toledo, Indiana: Downtown Fort Wayne and Michigan: Birmingham opened in 2023. The Bank has begun to help people live their best lives in those communities and the expansion of new relationships has begun.

In December 2023, the Company dissolved our subsidiary, Farmers & Merchants Risk Management, Inc. “captive”. This was done to mitigate the risk of an IRS ruling which would have enacted taxation of our captive insurance company with a 3 year look back period. The Company formed the captive for risk mitigation with insurance policies that provided pooled interests with other financial institutions along with less costly lower deductibles. In some instances, insurance coverage was put in place that was unavailable elsewhere when it was formed in 2014. The additional benefit of the captive on income tax calculations will be missed and noticed in the coming quarters with an increase on the tax basis of earnings in 2024. The Company may form a new captive in the future.

Noninterest income for the first quarter 2024 was consistent with the fourth quarter of 2023 and slightly down from first quarter 2023. Noninterest expense was higher for the first quarter of 2024 as compared to the previous quarter and same period a year ago. The largest increases were in the salary and wages and employee benefits. Two retirements of executive officers and accelerated restricted stock award benefits of over $100 thousand impacted first quarter along with higher medical costs for a slightly larger employee base.

While the net income for first quarter 2024 as compared to same quarter 2023 and fourth quarter 2023 is lower, the Company is proud of the accomplishments and the groundwork that has been laid to improve profitability consistently in 2024. The improvement in net interest margin will occur throughout 2024 and is unfortunately a slow process. Credit quality remains strong and our team is prepared to adjust strategic focus in 2024, as necessary. The Company remains well capitalized and we continued our commitment to our shareholders by increasing our yearly declared dividends 4.76% over 2023’s first quarter, with the first quarter 2024 declaration. With a committed team and strong corporate infrastructure, we believe we are positioned for success in 2024 and the years to follow.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (the “Company”) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiary is The Farmers & Merchants State Bank (the “Bank”), a local independent community bank that has been primarily serving Northwest Ohio, Northeast Indiana and Southeast Michigan since 1897. Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and located in Nevada was a subsidiary of the Company which was dissolved in December 2023. We report our financial condition and net income on a consolidated basis and we have only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-seven full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold. The Bank also operates four Loan Production Offices (LPOs), two in Ohio with one in Indiana and one in Michigan.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage as well as consumer lending activities. The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area of Ohio, Indiana and Michigan. Because the Bank's offices are primarily located in Northwest Ohio, Northeast Indiana and Southeast Michigan, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such items as farmland, farm equipment and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) or Interactive Teller Machines (ITMs) are provided at most branch locations along with other independent locations in the market area. ITMs operate as an ATM with the addition of remote teller access to assist the user. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing. Mobile banking has been widely accepted and used by consumers. Upgrades to our digital products and services continue to occur in both retail and business lines. The Bank continues to offer new suites of products as customer preferences change and the Bank adapts and adopts new technologies. The Bank continues to offer products that also meet the needs of our more traditional customers.

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

In December of 2014, the Company became a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended (the “Act”), in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act. Our holding company is regulated and examined by the Federal Reserve. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. The activities of our bank subsidiary are also subject to other federal and state laws and regulations. The Company also formed a captive insurance company (the “captive”) in December 2014 and dissolved it in December 2023. The Captive was located in Nevada and regulated by the State of Nevada Division of Insurance.

The Bank formed an insurance agency, F&M Insurance Agency, LLC, in November 2023 to offer insurance products to our customers. The insurance agency is organized in Ohio and regulated by the State of Ohio, Division of Insurance.

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

At March 31, 2024, we had 465 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

Under the Truth in Lending Act (TILA) Ability to Repay requirements, the Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance. New final rules, effective October 2022, amending the Ability to Repay/Qualified Mortgage Rules were implemented. The General QM Final Rule amended the definition of the QM category to offset the impact of the sunsetting of the temporary Government Sponsored Enterprise (GSE) QMs. Amended General QM loan definition removed the 43% debt-to-income limit, eliminated Appendix Q underwriting standards and any requirement to use them as a qualification for General QM status, and instead implemented price-based thresholds. The Company complies with the revised price-based new General QM Loan definition and its requirements. Since the Company sells fixed rate consumer mortgage loans to the Federal Home Loan Mortgage Corporation, it remains attentive to their current loan underwriting requirements. On occasion, the Bank does make Non-Qualified Mortgages. Approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans are periodically reported to the Bank’s Loan Committee.

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

Presently, the Bank's compliance date for commencement of small business lending data collection is uncertain. A lawsuit filed in May 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the U.S. District Court for the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument is the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and which is based upon another pending lawsuit which is awaiting a hearing by the U.S. Supreme Court regarding CFPB's funding. An injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. Subsequently, a motion was filed by the Independent Community Bankers of America, the Independent Bankers Association of Texas, and Texas First Bank in the U.S. District Court for the Southern District of Texas requesting expansion of the injunction previously granted. In late October 2023, the federal judge granted the expansion of the injunctive relief to provide a nationwide injunction to all community banks and covered financial institutions thus ensuring relief was not limited by trade association membership. The Bank is presently impacted by the injunction on implementation of the Section 1071 final rule.

A final rule with amendments to the Community Reinvestment Act (CRA) was jointly released by the Federal Reserve, the FDIC, and Office of the Comptroller of the Currency on October 24, 2023. These amendments are intended to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. The final rule was effective on April 1, 2024, with certain amendments effective April 1, 2024, through January 1, 2031, and other amendments in the final rule were delayed indefinitely. The final CRA rules were published in the Federal Register on February 1, 2024. Shortly thereafter, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the three regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 21, 2024, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued an interim final rule and a technical corrections final rule related to the CRA final rule both effective on April 1, 2024. The Agencies also requested comments on the interim final rule for a period of 45 days after publication in the Federal Register. The interim final rule extended two provisions of the CRA final rule from April 1, 2024, to January 1, 2026. Then on March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule while the case moves forward. The injunction extended implementation dates on a day for day basis for each day the injunction remains in place. As a large bank examined for its CRA performance, the Bank remains attentive to the impact of the injunction granted, the outcome of the lawsuit, and significant amendments made by the final CRA rules.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management's discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ACL, the valuation of its Loan Servicing Rights (LSR), the valuation of real estate acquired through or in lieu of loan foreclosures (“OREO Property”) and goodwill as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2024, December 31, 2023, and March 31, 2023 there were no OREO property holdings.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $10.9 million and $10.1 million at March 31, 2024 and December 31, 2023, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

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

The ACL represents management’s estimate of expected credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

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

The Bank’s methodology provides an estimate of the expected credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the CECL calculation consist of Commercial Real Estate, Construction & Land Development, Multi-family real estate, Commercial & Industrial, Farmland, Agriculture, Single Family real estate, Home Equity Lines of Credit, and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

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

In addition to this quantitative analysis, management also utilizes qualitative analysis each quarter to assess the general reserve on the loan portfolio. The qualitative factors include nine categories: ability of staff, changes in collateral values, changes in loan concentration levels, economic conditions, external factors such as regulatory, level and trends in non-accrual or adversely classified loans, loan review results, nature and volume of the portfolio and loan terms, and changes in lending policies and procedures. The methodology allows for additional qualitative factors as other risks emerge. Items within these categories are ranked as baseline, low, medium, or high levels of risk, and the related risk level per categories dictates the level of qualitative factor that is used depending on the standard deviation level from historical loss.

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

For more information regarding the actual composition and classification of loans involved in the establishment of the allowance for credit loss, please see Note 4 provided with the notes to consolidated financial statements.

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

During the second quarter of 2023, the Company engaged an independent third party with expertise in the valuation of agricultural real estate servicing rights. The independent third party’s valuation of the agricultural real estate servicing rights is based on relevant characteristics of the Company’s agricultural real estate loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized loan servicing income.

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

As a result of this refined analysis, representing a change in accounting estimate, management recognized an additional $712 thousand of agricultural loan servicing rights during the quarter ended June 30, 2023. This change in estimate took place during the quarter ended June 30, 2023 and had no effect on past periods. Management intends to continue to obtain the appraisal of the agricultural real estate loan servicing rights from the independent third party specialist on a quarterly basis and work to refine the valuation methodology and model inputs.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included on the condensed consolidated balance sheets. The servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying servicing rights. There are a number of factors, however, that can affect the ultimate value of the servicing rights to the Bank. The expected and actual rates of ag loans and single 1-4 family loan prepayments are the most significant factors driving the potential for the impairment of the value of servicing assets. Increases in loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the servicing rights is less than the carrying value of those rights on the Bank's balance sheet.

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

For purposes of determining impairment, the real estate servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third-party valuation firm, reviews the assumptions related to prepayment speeds, discount rates, and capitalized loan servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the loan servicing asset. In addition, based upon the independent third party's valuation of the Bank's servicing rights, management then establishes a valuation allowance by each stratum, if necessary, to quantify the likely impairment of the value of the servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying servicing rights based on market conditions.

The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights in the single family real estate. The valuation of the agricultural real estate rights continues to be evaluated for the most reasonable and representative values as the market for these is not as widely known and accepted as the single family.

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment is recognized in the period identified. The goodwill impairment analysis was performed as of September 30, 2023 by an independent third party. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. As of September 30, 2023, the excess fair value of capital was $8.8 million or 2.7% over the carrying value and was slightly over 0.1 times the value of goodwill being carried.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had begun to experience a slowdown in its growth mode in the last half of the year of 2023. For the first quarter of 2024, the Company intentionally slowed even further. The outlook for 2024 is to have little to no loan growth. Therefore, we also chose to participate out a portion of our larger loans with other financial institutions, both new loans and some existing. Paydowns and payoffs will be used to fund originations to existing customers and to build relationships in our newer markets. Loan balances as of March 31, 2024, were $38.3 million lower than December 31, 2023, balances though there remain $98.0 million of funds committed to complete construction projects of business customers.

Where the Company continues to focus on growth is in the areas of core deposits and the expansion of contingency funding. Growing deposits will be a focus especially in our newer markets throughout 2024. The Bank has increased the number of team members in our Treasury Management area and has continued to offer specials in our deposit offerings. The Bank offers the Insured Cash Sweep (ICS) product and CDARS, a certificate of deposit registry, accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities needed. The Bank’s uninsured deposit ratio remains low at 11.8%. As of March 31, 2024, total uninsured deposits of the Bank were $308.8 million of $2.6 billion total deposits. If the amount of coverage is adjusted for what is insured by FDIC alone, the percentage is 21.1% or $552.3 million of uninsured deposits as of March 31, 2024. The underlying difference between these two percentages is the protection required for public funds which the Bank uses securities to pledge in Ohio and in Indiana, a state insurance fund exists. The state of Michigan also does not require the pledging of collateral for public funds though some entities do request it.

Deposits have increased $13.9 million as of March 31, 2024, since December 31, 2023, and cash and cash equivalents have increased $45.6 million over the same time period. The nearly $187.8 million of cash holdings represents 5.7% of total assets and 7.2% of total deposits as of March 31, 2024. The Bank is comfortable with operating at this level as 5% is the desired base level for the total asset’s percentage. The management liquidity meetings had increased in frequency in 2023 to weekly and additional reports and analysis were built throughout the year in order to be more responsive to opportunities and threats as they arose. Reaching many of the guidelines, such as the cash ratio mentioned, has enabled those meetings to be lowered to a biweekly frequency. Additional capacity had also been created through enrollment and the pledging of $60.5 million of securities, having a par value of $71.9 million, to the Federal Reserve's Bank Term Funding Program (BTFP). The BTFP collateral values were based on the par value of the securities rather than the fair values most other lenders utilize. Currently, par values are higher than fair value which results in a higher available balance for borrowings. This program ended in March of this year and the Bank plans to release approximately half of the securities and move the pledging of the other half to the Federal Reserve Discount Window program. The Company had not utilized any funding from the BTFP.

During the first quarter 2024, borrowings from the Federal Home Loan Bank “FHLB” decreased $9.1 million through normal paydowns and the Bank engaged in the use of brokered CDs utilizing two fresh sources in the amount of $16.6 million. This was done to establish relationships to test the access of such funds and decrease the cost of funds going forward. To assure a proper net interest margin over the 3- and 4-year time period of these CDs, the Bank internally looked at loan originations in the first quarter with similar or slightly longer fixed interest rate periods. The Bank does plan to tap the brokered CD market for an additional $10 million early in the second quarter to complete this strategy. The Bank also tested all correspondent borrowing lines during the quarter to assure availability should the need arise. The availability for overnight borrowing on unsecured Federal Funds lines is $103 million. Combining the available line of credit at the holding company level, the Company has $118 million overnight borrowing availability.

In comparing to the same prior year period, the March 31, 2024 (net of deferred fees and cost) loan balances of $2.5 billion accounted for $93.7 million or 3.8% increase when compared to 2023’s $2.4 billion. The year over year improvement was made up of a combined increase in commercial and industrial related loans of 6.4%. Individual growth was comprised of 6.4% in commercial real estate loans and 5.9% in non-real estate commercial loans. Consumer real estate loans increased by 4.4% while consumer loans decreased by 16.4%. Agricultural related loans decreased 1.2% year over year. Individual decline was comprised of 0.2% in agricultural real estate loans and 2.9% in non-real estate agricultural loans. Other loans decreased by 8.7%. The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share. The acquisition of Peoples Federal Savings and Loan Association in the fourth quarter of 2022 brought $101.8 million of loans to the portfolio. See Note 2 to the consolidated financial statements.

The chart below shows the breakdown of the loan portfolio category as of March 31, for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 31, 2024	March 31, 2023	March 31, 2022
	Amount	Amount	Amount
Consumer Real Estate	$525,243	$502,968	$410,064
Agricultural Real Estate	227,150	227,599	195,901
Agricultural	127,913	131,677	140,847
Commercial Real Estate	1,301,981	1,223,163	909,408
Commercial and Industrial	255,797	241,541	216,789
Consumer	75,538	90,388	57,638
Other	26,776	29,316	31,573

Total Loans, net of deferred fees and costs	$2,540,398	$2,446,652	$1,962,220

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Commercial real estate loans, excluding deferred loan fees and other costs, represented 51.31% of the Company's total gross loan portfolio as of March 31, 2024. The below charts break out the commercial real estate portfolio by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$259,191	19.87%	10.19%
Multi-family	221,884	17.01%	8.73%
Retail	220,755	16.92%	8.68%
Office	139,021	10.66%	5.47%
Hotels	128,313	9.84%	5.05%
Gas Stations	63,202	4.85%	2.49%
Food Service	47,304	3.63%	1.86%
Senior Living	34,534	2.65%	1.36%
Development	33,961	2.60%	1.34%
Auto Dealers	31,856	2.44%	1.25%
Other	124,379	9.53%	4.89%
Total CRE	$1,304,400	100.00%	51.31%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Non-owner	$538,232	41.26%
Owner	510,323	39.12%
Multi-family	221,884	17.01%
Land & Development	33,961	2.61%
Total CRE	$1,304,400	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$448,465	34.38%
Northwest Ohio	345,927	26.52%
Columbus, Ohio	159,855	12.26%
Fort Wayne, Indiana	146,249	11.21%
Dayton/Cincinnati, Ohio	68,984	5.29%
Greater Indianapolis, Indiana	47,974	3.68%
Other	86,946	6.66%
Total CRE	$1,304,400	100.00%

CRE Grades	March 31, 2024	December 31, 2023	December 31, 2022
2	0.53%	0.55%	0.80%
3	36.34%	36.33%	32.10%
4	58.71%	58.00%	64.20%
5	4.31%	5.07%	0.80%
6	0.11%	0.05%	2.10%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of March 31, 2024.

	(In Thousands)
	March 31, 2024
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$12,627	$32,294	$159,315	$324,471
Agricultural Real Estate	603	5,863	64,429	157,070
Agricultural	60,806	50,111	13,528	3,256
Commercial Real Estate	123,771	362,812	601,876	216,067
Commercial and Industrial	102,498	91,727	61,485	812
Consumer	2,363	57,363	15,212	92
Other	10	1,286	16,003	9,482

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has the unsecured borrowing capacity through its correspondent banks mentioned above along with access to $150.1 million through a Cash Management Advance with the Federal Home Loan Bank as of March 31, 2024. The Bank's secured borrowing capacity limits at the Federal Home Loan Bank would have allowed draws on the Cash Management Advance of $44.2 million on March 31, 2024.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2022, 2023, and 2024. The security portfolio decreased in the first three months of 2024 from year end 2023 due to the maturity of $9.0 million of securities, offset by a purchase of $0.3 million and a $2.0 million decrease in unrealized losses. The amount of pledged investment securities increased by $2.3 million as compared to year end and $94.1 million as compared to March 31, 2023. As of March 31, 2024, pledged investment securities totaled $258.1 million. The Company does plan to do additional purchases of securities the remainder of the year for the dual purpose of increasing the holdings for liquidity and contingency planning and with a focus on improving our investments in Community Reinvestment Act qualifying securities.

An additional $44.2 million is also available to the Bank from the Federal Home Loan Bank based on current amounts of pledged collateral. At the present time, only 1-4 family, home equity, commercial real estate portfolios and specific securities are pledged. The Bank did designate additional commercial real estate holdings as pledges to increase the availability going forward. The Bank will also add multifamily real estate to our pledged assets to FHLB in the future. With additional pledging, the Bank would have nearly $1.1 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets remained relatively flat, increasing only 0.13% or $4.3 million since year end 2023. The intended and largest growth in cash holdings was discussed above.

Total deposits accounted for the largest growth within liabilities. The mix of deposits saw increases in interest bearing checking, savings and money market deposits since December 31, 2023. Noninterest-bearing accounts and time deposit accounts saw decreases from December 31, 2023.

Shareholders’ equity increased by $1.1 million as of the first quarter of 2024 compared to year end 2023. Earnings exceeded dividend declarations during the three months ended March 31, 2024. Accumulated other comprehensive loss increased in unrealized loss position by $1.6 million from December 2023 to an unrealized loss of $30.6 million on March 31, 2024. The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 was over $2.5 million. This adjustment decreased to $1.7 million for 2024. Dividends declared remained unchanged from the prior quarter at $0.22 per share and were 4.76% over first quarter 2023’s $0.21 per share. Compared to March 31, 2023, shareholders’ equity increased 3.9% or $11.9 million. Net income was lower for the quarter ended March 2024 compared to March 2023 by $1.1 million and $175 thousand lower than fourth quarter 2023. Encouraging is the main income driver of net interest income was higher for first quarter 2024 than for the prior quarter.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of March 31, 2024, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.0 million dividend during the first quarter of 2024.

The Bank continues to be well-capitalized at March 31, 2024 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.75%
Risk Based Capital Tier I	10.95%
Total Risk Based Capital	11.93%
Stockholders' Equity/Total Assets	10.37%
Capital Conservation Buffer	3.93%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2024 and 2023

Interest Income

When comparing first quarter 2024 to first quarter 2023, average loan balances grew $180.1 million which represented a 7.5% increase in a one-year time period. Interest income on loans increased $5.5 million as compared to the quarter ended March 31, 2023. The Company's loan portfolio is 31.9% variable with 14.2% of total loans repricing within the next three months and 25.7% repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $17.8 million when comparing to the same quarter in 2023 while the income associated with the security portfolio increased $173 thousand over first quarter 2023. Federal funds sold and interest-bearing deposits increased in average balances by $41.8 million as compared to the same quarter in 2023 with increased income of $1.2 million for the current quarter. The increased balances are the result of the focus on liquidity and deposit generation.

The overall total average balance of the Bank’s earning assets increased by $204.1 million and interest income for the quarter comparisons was higher for first quarter 2024 by 21.5% or $6.9 million as compared to first quarter 2023. Increases in the prime lending rate between periods has contributed to approximately 64.0% of the growth.

Annualized yield, for the quarter ended March 31, 2024, was 5.00% as compared to 4.41% for the quarter ended March 31, 2023. The following charts demonstrate increased loan balances accounted for 40.6% of the increased loan interest income while rate increases accounted for the remaining 59.4%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $157 and $153 thousand for the first quarter 2024 and 2023 which resulted in a federal tax savings of $33 and $32 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended March 31, 2024		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2024	March 31, 2023
Loans	$2,577,114	$35,200	5.46%	4.96%
Taxable investment securities	384,928	1,686	1.75%	1.51%
Tax-exempt investment securities	21,109	86	2.06%	1.92%
Fed funds sold & other	110,388	1,682	6.09%	2.92%
Total Interest Earning Assets	$3,093,539	$38,654	5.00%	4.41%

Change in Interest Income Quarter to Date March 31, 2024 Compared to March 31, 2023

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$5,497	$2,231	$3,266
Taxable investment securities	187	(47)	234
Tax-exempt investment securities	(14)	(25)	11
Fed funds sold & other	1,182	305	877
Total Interest Earning Assets	$6,852	$2,464	$4,388

Interest Expense

Outpacing the higher interest income improvement for the quarter was an increase in interest expense in 2024 of $8.4 million or 83.2% compared to first quarter 2023. Since 2023, average interest-bearing deposit balances have increased $113.9 million or 5.8% and the Company recognized $7.1 million more in interest expense for the most recent quarter. During 2023, there were four increases of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all the rate increases. Interest expense on FHLB borrowings and other borrowings increased $1.4 million in the first quarter 2024 over the same time frame in 2023 due to new FHLB borrowings in 2023 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $121 thousand compared to first quarter 2023 due to the decrease of $10.4 million in average balances. Another factor in the increased cost of funds is the change in the mix of funding. Growth has occurred in interest bearing deposit balances supplemented with increased borrowings while noninterest bearing deposits balances decreased compared to first quarter 2023. The Bank continues to focus on capturing the full customer relationship; however, it has resulted in more expensive deposits being brought in. The average cost of funds increased to 3.06% in first quarter 2024 compared to 1.85% in first quarter 2023. Refer to Note 12 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended March 31, 2024		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2024	March 31, 2023
Savings deposits	$1,443,530	$9,407	2.61%	1.41%
Other time deposits	650,580	5,872	3.61%	2.21%
Other borrowed money	263,280	2,689	4.09%	3.86%
Fed funds purchased & securities
sold under agreement to repurchase	28,458	284	3.99%	4.17%
Subordinated notes	34,712	284	3.27%	3.28%
Total Interest Bearing Liabilities	$2,420,560	$18,536	3.06%	1.85%

Change in Interest Expense Quarter to Date March 31, 2024 Compared to March 31, 2023

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$4,464	$151	$4,313
Other time deposits	2,664	394	2,270
Other borrowed money	1,409	1,263	146
Fed funds purchased & securities
sold under agreement to repurchase	(121)	(108)	(13)
Subordinated notes	-	1	(1)
Total Interest Bearing Liabilities	$8,416	$1,701	$6,715

Overall, net interest spread for the first quarter 2024 was 62 basis points lower than same period last year. As the following chart indicates, the improvement in yields on interest earning assets only partially offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	March 31, 2024	March 31, 2023	March 31, 2022
Interest/Dividend income/yield	5.00%	4.41%	3.47%
Interest Expense/cost	3.06%	1.85%	0.45%
Net Interest Spread	1.94%	2.56%	3.02%
Net Interest Margin	2.60%	3.01%	3.14%

Net Interest Income

Net interest income decreased approximately $1.6 million for the first quarter 2024 over the same time frame in 2023 with the increase in interest income of $6.9 million offset by the higher interest expense of $8.4 million as previously mentioned. As the new loans added in 2023 and 2024 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets increased to 83.3% in first quarter 2024 compared to 83.0% in first quarter 2023. Loans to total assets increased to 79.2% in first quarter 2024 compared to 78.1% for the same period 2023. The percentage of earning assets to total assets increased to 95.1% in 2024 compared to 94.1% in 2023. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for three month periods ended March 31, 2024 and 2023

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The commercial and industrial loan portfolio along with the consumer loan portfolio accounted for the largest component of recoveries and charge-offs for three months ended March 31, 2024 while the consumer loan portfolio accounted for the largest component of recoveries and charge-offs for the three months ended March 31, 2023. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $1.1 million lower for the three months ended March 31, 2024 as compared to the same period in 2023. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $70 thousand higher during the three months ended March 31, 2024 than the same period in 2023. Recoveries were $75 thousand higher during the three months ended March 31, 2024 as compared to same period in 2023. Combined net charge-offs were $5 thousand lower in the three months ended March 31, 2024 than the same time period 2023. The decline in loan balances quarter over quarter was the main factor in the negative provision for first quarter 2024.

Loans past due 30 or more days increased $5.9 million at March 31, 2024 as compared to March 31, 2023. The largest changes were attributed to the combined increase of past due balances of $14.3 million in the agricultural loan portfolio and agricultural real estate loan portfolio. The commercial real estate loan portfolio past due balances decreased $8.4 million for the same time period.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended March 31, 2024, 2023, and 2022.

	(In Thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Loans, net of deferred fees and costs	$2,540,398	$2,446,652	$1,962,220
Daily average of outstanding loans	$2,575,096	$2,397,061	$1,907,478
Nonaccrual loans	$19,391	$7,713	$8,581
Nonperforming loans*	$19,391	$7,713	$8,581

Allowance for Credit Losses - January 1,	$25,024	$20,313	$16,242
Adjustment for accounting change	-	3,564	-
Loans Charged off:
Consumer Real Estate	10	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	101	-	6
Consumer	81	122	88
	192	122	94
Loan Recoveries:
Consumer Real Estate	4	7	5
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	3	2	2
Commercial and Industrial	66	6	9
Consumer	64	47	27
	137	62	43
Net Charge Offs (Recoveries):
Consumer Real Estate	6	(7)	(5)
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	(3)	(2)	(2)
Commercial and Industrial	35	(6)	(3)
Consumer	17	75	61
	55	60	51
Provision for Credit Losses	(289)	817	580
Allowance for Credit Losses - March 31,	24,680	24,634	16,771
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	1,946	2,228	1,076
Total Allowance for Credit Losses - March 31,	$26,626	$26,862	$17,847
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.76%	0.32%	0.44%
Ratio of the Allowance for Credit Losses to Loans	0.97%	1.01%	0.85%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	127.28%	319.38%	198.29%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	127.28%	319.38%	198.29%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, net of deferred fees and costs at March 31, 2024 within this chart does not include a fair value basis adjustment for derivatives of $969 thousand or a daily average outstanding balance of $2.0 million.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

Loans classified as nonaccrual were higher as of March 31, 2024 at $19.4 million as compared to $7.7 million as of March 31, 2023. The agricultural portfolio and agricultural real estate portfolios accounted for 95.1% of the increase as compared to March 31, 2023. The increases in the agricultural portfolio and the agricultural real estate portfolio resulted from one borrower relationship where the Bank is well collateralized.

The following table presents the balances for allowance for credit losses per loan category in terms of dollars, as a percentage of ACL and as a percentage of loans at March 31, 2024 and March 31, 2023.

	March 31, 2024			March 31, 2023
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loan Category	Amount (In Thousands)	% of ACL	% of Loan Category
Consumer Real Estate	$3,285	13.31%	20.68%	$3,623	14.70%	20.56%
Agricultural Real Estate	1,171	4.74%	8.94%	209	0.84%	9.30%
Agricultural	377	1.53%	5.04%	66	0.27%	5.38%
Commercial Real Estate	15,953	64.64%	51.25%	16,088	65.31%	50.00%
Commercial and Industrial	2,732	11.07%	11.12%	3,414	13.86%	11.07%
Consumer	1,162	4.71%	2.97%	1,234	5.02%	3.69%
Allowance for Credit Losses	24,680	100.00%	100.00%	24,634	100.00%	100.00%
Off Balance Sheet Commitments	1,946			2,228
Total Allowance for Credit Losses	$26,626			$26,862

Noninterest Income

Noninterest income was down $231 thousand or 5.5% for the three months ended March 31, 2024 over the same time frame in 2023. Combined service fees decreased by $1.2 million as compared to the three months ended March 31, 2023. Servicing rights income for 1-4 family real estate and agricultural real estate loans decreased $1.5 million as compared to the same period in 2023 with the establishment of agricultural real estate loan servicing rights in the first quarter 2023 of $1.5 million. Mortgage release fees increased $234 thousand over the same time period in 2023. Miscellaneous customer service charges increased by $53 thousand and bank owned life insurance cash surrender value increased $21 thousand. Overdraft and returned check charges increased $21 thousand compared to the three months ended March 31, 2023. Profit on checks decreased $15 thousand compared to 2023.

The Company has seen relatively flat mortgage production volume due to the heightened borrowing costs and continued lack of housing inventory in many of our markets. The gain on the sale of these loans was $40 thousand higher for the three months ended March 31, 2024 over the same period in 2023. Loan originations on loans held for sale for the three months ended March 31, 2024 were $7.6 million with proceeds from sale at $6.8 million for 2024 compared to 2023’s activity of $6.5 million in originations and $6.5 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the three months ended March 31, 2024 and 2023, loan servicing rights caused a net $93 thousand in expense and $1.4 million in income, respectively. The higher capitalized additions for 2023 are attributed to $1.5 million of rights related to agricultural real estate loans. Amortization of agricultural real estate loan servicing rights were $60 thousand and $36 thousand for the first three months of 2024 and the first three months of 2023, respectively. As the Company continues to refine and enhance its process for valuing agricultural real estate loan servicing rights, it may be necessary to adjust their value in future periods. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.177% in the first quarter 2024 versus 1.040% in first quarter 2023. For 1-4 family real estate loans over 15 years, the value was 1.354% versus 1.330% for the same periods respectively. A valuation allowance of $7 thousand was established during fourth quarter 2023.

	(In Thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning Balance	$5,655	$3,549
Capitalized Additions	75	1,595
Amortization	(168)	(159)
Ending Balance, March 31,	5,562	4,985
Valuation Allowance	(7)	-
Servicing Rights net, March 31,	$5,555	$4,985

Noninterest Expense

For the three months ended March 31, 2024, noninterest expenses were $848 thousand or 5.0% higher than for the same period in 2023. Salaries and wages (includes normal merit increases, restricted stock expense and incentive payout) increased $1.2 million in total. This was comprised of increased salaries of $888 thousand which included one-time special payments of $388 thousand, restricted stock award expense of $128 thousand which was primarily attributed to the acceleration of stock awards and incentive of $65 thousand. The increase was due to the investment in people for our strategic growth initiative and staffing of new offices. Benefits in total remained flat over 2023 with the increased medical expense of $135 thousand offset with reductions in pension of $58 thousand, miscellaneous personnel expense of $45 thousand and taxes of $41 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $138 thousand and building depreciation of $115 thousand offset with reduced general insurance expense of $41 thousand and increased building rent generated by FM Investments of $57 thousand. Furniture and equipment increased with additional maintenance contract expense of $74 thousand and furniture and equipment depreciation of $30 thousand.

Data processing expenses and ATM expense decreased a combined $376 thousand as a result of the new 60 month contact signed in December 2023. FDIC assessment expense increased $274 thousand with the increased assessment base. General and administrative expense decreased $687 thousand as 2023 included $469 thousand related to the conversion of the credit card platform and $108 thousand of scorecard conversion expense that represented awards to customers that the Company paid to honor rather than allowing them to be lost in the conversion. The other items on this line of significance include the reduction in loan and collection expenses of $96 thousand and check and other losses of $48 thousand.

Income Taxes

Income tax expense was $164 thousand lower for the three months ended March 31, 2024 compared to the same period in 2023 based mainly on lower earnings. 2024 included an additional $110 thousand of income tax expense related to the adoption of ASU 2023-02 LIHTC as presented in Note 9 and Note 13. Effective tax rates were 20.94% and 19.67% for 2024 and 2023, respectively. Excluding the additional $110 thousand of income tax expense, the effective tax rate would have been 19.31%.

Net Income

Results overall, net income in the three months ended March 31, 2024 was down $1.9 million or 25.8% to $5.4 million as compared to last year's $7.2 million. Net interest margin was down $1.6 million or 7.2% as the increased interest expense exceeded the increased interest income. Provision for credit losses for loans and unfunded decreased $1.4 million compared to 2023. Noninterest income decreased $231 thousand and noninterest expense increased $848 thousand as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.91%	1.28%	Rising	3.00%	81,881	-2.41%
2.92%	1.44%	Rising	2.00%	82,755	-1.37%
2.99%	3.99%	Rising	1.00%	85,825	2.29%
2.88%	0.00%	Flat	0.00%	83,904	0.00%
2.75%	-4.48%	Falling	-1.00%	81,545	-2.81%
2.61%	-9.11%	Falling	-2.00%	78,839	-6.04%
2.46%	-14.61%	Falling	-3.00%	75,543	-9.97%

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

The shock chart currently shows a slight widening in net interest margin over the next twelve months in a rising rate environment up to a 1.00% increase and a tightening compared to 1.00% as it moves from 1.00% towards the 3.00% increase as well as in the falling rate environments. This is indicative of what the Company experienced over the previous 18 months when rates increased quickly. A benefit in the initial 100 basis point rise was overshadowed by the higher spread increase in the cost of funds as the rates continued to rise. The 1.00% rising rate scenario is predicted to expand the net interest margin and produce a higher level of net interest income. Cost of funds are at 3.06% for the year so the falling shock of 300 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. However, there are certificates of deposit and FHLB term advances whose ability to reprice are outside of the twelve month term. Much of the legacy nonmaturity deposit rates are also lower than the percentage of shock. This is why the negative percentage increases as the rate decrease rises. Once the shocks are falling over 100 basis points, there are limited funds to reprice lower and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to review and uses external assistance to monitor and adjust our assumptions concerning decay rates, key rate ties on certain deposit accounts and prepayment speeds on loans. Rates are modified as index rates change. Both directional changes are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as indicated below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Uninsured Deposit Risk

Uninsured deposits based on FDIC coverage as a percentage of total deposits was 21.1% as of March 31, 2024, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 11.8%. The use of the financial network products, such as the Certificate of Deposit Account Registry (CDARS) and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2024.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2024 to 1/31/2024	296	(2)	22.48	—	650,000

2/1/2024 to 2/29/2024	—		—	—	650,000

3/1/2024 to 3/1/2024	4,194	(2)	20.76	—	650,000
Total	4,490		20.87	—	650,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 16 ,2024. On that date, the Board of Directors authorized the repurchase of 650,000 common shares between January 16, 2024 and December 31, 2024.
(2)
Shares which are returned to account for tax payable on vested stock awards are outside of the Company’s stock repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

During the most recently completed fiscal quarter, no director or officer of the Company adopted or terminated:

(1)
Any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c) (a “Rule 10b5–1 trading arrangement”); or
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2024).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	May 8, 2024	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	May 8, 2024	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer