Form 10-Q
period 2024-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2024-08-07
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,679,944
Class	Outstanding as of August 2, 2024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - June 30, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2024 and June 30, 2023	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2024 and June 30, 2023	6

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2024 and June 30, 2023	7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and June 30, 2023	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	75

PART II.	OTHER INFORMATION	75

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3.	Defaults Upon Senior Securities	77

Item 4.	Mine Safety Disclosures	77

Item 5.	Other Information	77

Item 6.	Exhibits	78

Signatures		79

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$191,785	$140,917
Federal funds sold	1,283	1,284
Total cash and cash equivalents	193,068	142,201
Interest-bearing time deposits	3,221	2,740
Securities - available-for-sale	365,209	358,478
Other securities, at cost	14,721	17,138
Loans held for sale	1,628	1,576
Loans, net of allowance for credit losses of $25,270 and $25,024	2,534,468	2,556,167
Premises and equipment	34,507	35,790
Construction in progress	38	8
Goodwill	86,358	86,358
Loan servicing rights	5,504	5,648
Bank owned life insurance	34,359	33,907
Other assets	49,552	43,218
Total Assets	$3,322,633	$3,283,229

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$479,069	$528,465
Interest-bearing
NOW accounts	821,145	816,790
Savings	673,284	599,191
Time	667,592	663,017
Total deposits	2,641,090	2,607,463
Securities sold under agreements to repurchase	27,218	28,218
Federal Home Loan Bank (FHLB) advances	266,102	265,750
Subordinated notes, net of unamortized issuance costs	34,759	34,702
Dividend payable	2,975	2,974
Accrued expenses and other liabilities	27,825	27,579
Total liabilities	2,999,969	2,966,686

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,564,425 shares 6/30/24 and 12/31/23	135,829	135,515
Treasury stock - 884,481 shares 6/30/24, 899,784 shares 12/31/23	(11,006)	(11,040)
Retained earnings	226,430	221,080
Accumulated other comprehensive loss	(28,589)	(29,012)
Total stockholders' equity	322,664	316,543
Total Liabilities and Stockholders' Equity	$3,322,633	$3,283,229

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2023, Condensed Consolidated Balance Sheet has been derived from the audited Condensed Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Income
Loans, including fees	$36,593	$31,365	$71,793	$61,068
Debt securities:
U.S. Treasury and government agencies	1,148	1,030	2,193	2,098
Municipalities	389	401	783	809
Dividends	327	148	660	271
Federal funds sold	7	9	14	30
Other	2,702	424	4,377	903
Total interest income	41,166	33,377	79,820	65,179
Interest Expense
Deposits	16,488	10,434	31,767	18,585
Federal funds purchased and securities sold under agreements to repurchase	276	427	560	832
Borrowed funds	2,742	2,113	5,431	3,393
Subordinated notes	285	285	569	569
Total interest expense	19,791	13,259	38,327	23,379
Net Interest Income - Before Provision for Credit Losses	21,375	20,118	41,493	41,800
Provision for Credit Losses - Loans	605	143	316	960
Provision for Credit Losses - Off Balance Sheet Credit Exposures	(18)	(129)	(284)	(67)
	20,788	20,104	41,461	40,907
Noninterest Income
Customer service fees	189	369	787	669
Other service charges and fees	1,085	1,092	2,142	2,120
Interchange income	1,330	1,323	2,759	2,742
Loan servicing income	513	1,179	1,052	3,237
Net gain on sale of loans	314	108	421	175
Increase in cash surrender value of bank owned life insurance	236	201	452	397
Net loss on sale of available-for-sale securities	-	-	-	(891)
Total noninterest income	3,667	4,272	7,613	8,449
Noninterest Expense
Salaries and wages	7,589	6,500	15,435	13,157
Employee benefits	2,112	2,071	4,283	4,236
Net occupancy expense	999	840	2,026	1,696
Furniture and equipment	1,407	1,211	2,760	2,463
Data processing	448	796	948	1,522
Franchise taxes	265	379	820	745
ATM expense	397	683	870	1,306
Advertising	519	830	1,049	1,344
Net gain on sale of other assets owned	(49)	-	(49)	-
FDIC assessment	507	496	1,087	802
Servicing rights amortization - net	187	164	355	323
Loan expense	251	233	480	568
Consulting fees	198	231	384	461
Professional fees	527	325	972	741
Intangible asset amortization	444	444	889	889
Other general and administrative	1,495	1,641	2,828	3,522
Total noninterest expense	17,296	16,844	35,137	33,775

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income Before Income Taxes	7,159	7,532	13,937	15,581
Income Taxes	1,477	1,531	2,896	3,114
Net Income	$5,682	$6,001	$11,041	$12,467
Basic Earnings Per Share	$0.42	$0.44	$0.81	$0.92
Diluted Earnings Per Share	$0.42	$0.44	$0.81	$0.92
Dividends Declared	$0.22	$0.21	$0.44	$0.42

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$5,682	$6,001	$11,041	$12,467
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	2,531	(5,996)	536	2,034
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	-	891
Net unrealized gain (loss) on available-for-sale securities	2,531	(5,996)	536	2,925
Tax expense (benefit)	531	(1,260)	113	614
Other comprehensive income (loss)	2,000	(4,736)	423	2,311
Comprehensive Income	$7,682	$1,265	$11,464	$14,778

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE and SIX Months Ended June 30, 2024

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2024	13,664,641	$135,515	$(11,040)	$221,080	$(29,012)	$316,543
Net income	-	-	-	5,359	-	5,359
Other comprehensive loss	-	-	-	-	(1,577)	(1,577)
Purchase of treasury stock	(4,490)	-	(94)	-	-	(94)
Issuance of 23,369 shares of restricted stock (Net of forfeitures - 250)	23,119	(467)	283	184	-	-
Stock-based compensation expense	-	434	-	-	-	434
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - March 31, 2024	13,683,270	135,482	(10,851)	223,648	(30,589)	317,690
Net income	-	-	-	5,682	-	5,682
Other comprehensive income	-	-	-	-	2,000	2,000
Purchase of treasury stock	(11,000)	-	(239)	-	-	(239)
Forfeiture of 1,200 shares of restricted stock	(1,200)	27	(26)	(1)	-	-
Stock-based compensation expense	-	320	-	-	-	320
Director stock award	8,874	-	110	76	-	186
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - June 30, 2024	13,679,944	$135,829	$(11,006)	$226,430	$(28,589)	$322,664

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net income	$11,041	$12,467
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,979	1,667
Amortization of premiums on available-for-sale securities, net	628	778
Capitalized additions to servicing rights	(211)	(2,409)
Servicing rights amortization and impairment	355	323
Amortization of core deposit intangible	828	828
Amortization of customer list intangible	61	61
Net accretion of fair value adjustments	(1,354)	(1,901)
Amortization of subordinated note issuance costs	57	58
Stock-based compensation expense	754	606
Director stock awards	186	180
Provision for credit losses - loans	316	960
Provision for credit losses - off balance sheet credit exposures	(284)	(67)
Gain on sale of loans held for sale	(421)	(175)
Originations of loans held for sale	(23,376)	(14,980)
Proceeds from sale of loans held for sale	23,745	14,523
Gain on derivatives	(5)	-
Gain on sale of other assets owned	(49)	-
Loss on sales of securities available-for-sale	-	891
Increase in cash surrender value of bank owned life insurance	(452)	(397)
Change in other assets and other liabilities, net	(2,597)	(6,648)
Net cash provided by operating activities	11,201	6,765
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	13,700	6,856
Sales	-	21,963
Purchases	(20,523)	-
Activity in other securities, at cost:
Sales	-	399
Purchases	(1,138)	(8,135)
Proceeds from redemption of FHLB stock	1,174	-
Change in interest-bearing time deposits	(481)	957
Proceeds from sale of other assets owned	85	-
Additions to premises and equipment	(785)	(5,719)
Loan originations and principal collections, net	20,914	(157,793)
Net cash provided by (used in) investing activities	12,946	(141,472)
Cash Flows from Financing Activities
Net change in deposits	33,627	430
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,000)	(2,639)
Proceeds from FHLB advances	15,000	345,000
Repayment of FHLB advances	(14,625)	(205,632)
Repayment of other borrowings	-	(10,000)
Purchase of treasury stock	(333)	(5)
Cash dividends paid on common stock	(5,949)	(5,663)
Net cash provided by financing activities	26,720	121,491
Net Increase (Decrease) in Cash and Cash Equivalents	50,867	(13,216)
Cash and Cash Equivalents - Beginning of year	142,201	84,409
Cash and Cash Equivalents - End of period	$193,068	$71,193

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental Information
Supplemental cash flow information:
Interest paid	$37,332	$21,463
Income taxes paid	300	4,000
Supplemental noncash disclosures:
Cash dividends declared not paid	2,975	2,834

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that are expected for the year ended December 31, 2024. The condensed consolidated balance sheet of the Company as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Reclassification

Certain amounts within the noninterest income and noninterest expense section of the Company's consolidated statements of income have been reclassified to conform with current year presentation to provide additional information to the reader.

Revision of Previously Issued Financial Statements

The Company has voluntarily revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q to correct two immaterial errors.

Within the loans disclosure (Note 4), the vintage loan tables that represents the risk category of loans by portfolio class and year of origination as of December 31, 2023 have been updated to separate origination year 2019 from the prior year for the term loans amortized cost basis.

Within the derivative financial instruments disclosure (Note 7), the derivative fair value on the tables that present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities listing notional value, weighted average remaining maturity and weighted average rate included a clerical error that has been corrected to match the derivative fair value presented on two other tables as of December 31, 2023.

These revisions had no effect on total assets, stockholders’ equity or net income as previously reported.

The Company evaluated the impact of the improper adherence to disclosure requirements and clerical errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No.108 and, based upon quantitative and qualitative factors, determined the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning Balance	$508	$741	$566	$798
Additions	-	3	-	4
Accretion	(58)	(58)	(116)	(116)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	(6)	-	(6)
Ending Balance	$450	$680	$450	$680

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning Balance	$2,460	$3,906	$2,795	$4,236
Additions	-	11	-	25
Accretion	(336)	(345)	(671)	(689)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$2,124	$3,572	$2,124	$3,572

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning Balance	$250	$426	$294	$470
Additions	-	-	-	-
Accretion	(44)	(44)	(88)	(88)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$206	$382	$206	$382

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning Balance	$254	$681	$363	$785
Additions	-	2	-	5
Accretion	(109)	(108)	(218)	(215)
Reclassification from nonaccretable difference	1	-	1	-
Disposals	-	-	-	-
Ending Balance	$146	$575	$146	$575

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortization expense of the core deposit intangible for the six months ended June 30, 2023 was $828 thousand. Of the approximately $1.7 million to be expensed in 2024, $828 thousand has been expensed for the six months ended June 30, 2024. Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the six months ended June 30, 2023 was $61 thousand. Of the $123 thousand to be expensed in 2024, $61 thousand has been expensed for the six months ended June 30, 2024. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2024	$123
2025	123
2026	123
2027	48
2028	-
Thereafter	-
$417

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2024 and December 31, 2023, are as follows:

	(In Thousands)
	June 30, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$81,698	$-	$(6,584)	$75,114
U.S. Government agencies	140,895	-	(12,324)	128,571
Mortgage-backed securities	108,741	23	(12,054)	96,710
State and local governments	70,064	30	(5,280)	64,814
Total available-for-sale securities	$401,398	$53	$(36,242)	$365,209

	(In Thousands)
	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$87,182	$1	$(6,913)	$80,270
U.S. Government agencies	140,960	-	(12,738)	128,222
Mortgage-backed securities	94,061	-	(11,929)	82,132
State and local governments	73,000	135	(5,281)	67,854
Total available-for-sale securities	$395,203	$136	$(36,861)	$358,478

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2024
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(4)	$562	$(6,580)	$74,552	$(6,584)	$75,114
U.S. Government agencies	-	-	(12,324)	128,571	(12,324)	128,571
Mortgage-backed securities	(132)	15,445	(11,922)	72,400	(12,054)	87,845
State and local governments	(65)	3,569	(5,215)	57,503	(5,280)	61,072
Total available-for-sale securities	$(201)	$19,576	$(36,041)	$333,026	$(36,242)	$352,602

	(In Thousands)
	December 31, 2023
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(4)	$494	$(6,909)	$79,528	$(6,913)	$80,022
U.S. Government agencies	-	-	(12,738)	128,222	(12,738)	128,222
Mortgage-backed securities	(20)	4,372	(11,909)	77,759	(11,929)	82,131
State and local governments	(2)	931	(5,279)	60,402	(5,281)	61,333
Total available-for-sale securities	$(26)	$5,797	$(36,835)	$345,911	$(36,861)	$351,708

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and six months ended June 30, 2024 and June 30, 2023.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross realized gains	$-	$-	$-	$12
Gross realized losses	-	-	-	(903)
Net realized losses	$-	$-	$-	$(891)
Tax benefit related to net realized losses	$-	$-	$-	$(187)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$25,829	$25,207
After one year through five years	242,533	221,088
After five years through ten years	22,888	20,801
After ten years	1,407	1,403
Total	$292,657	$268,499
Mortgage-backed securities	108,741	96,710
Total	$401,398	$365,209

Investments with a carrying value of $201.8 million and $194.1 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $31.9 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at June 30, 2024. These investments were reallocated from the $61.7 million that were pledged to the Federal Reserve's Bank Term Funding Program (BTFP) at December 31, 2023. The BTFP was discontinued in March of 2024. The remaining $29.8 million of investments that was pledged to BTFP were released.

Other securities primarily include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $14.7 million as of June 30, 2024 and $14.8 million as of December 31, 2023.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of June 30, 2024 and December 31, 2023 are summarized below:

	(In Thousands)
Loans:	June 30, 2024	December 31, 2023
Consumer Real Estate	$525,902	$521,895
Agricultural Real Estate	222,558	223,791
Agricultural	142,909	132,560
Commercial Real Estate	1,303,598	1,337,766
Commercial and Industrial	268,426	254,935
Consumer	70,918	79,591
Other	26,449	30,136
	2,560,760	2,580,674
Less: Net deferred loan fees and costs and other*	(1,022)	517
	2,559,738	2,581,191
Less: Allowance for credit losses	(25,270)	(25,024)
Loans - Net	$2,534,468	$2,556,167

*This chart contains fair value adjustments to the basis of derivatives in the amount of $612 thousand at June 30, 2024 and $2.7 million at December 31, 2023.

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2024 and December 31, 2023:

	(In Thousands)
	June 30, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$320,801	$205,101	$329,142	$192,753
Agricultural Real Estate	123,645	98,913	123,783	100,008
Agricultural	51,483	91,426	56,269	76,291
Commercial Real Estate	970,298	333,300	1,024,989	312,777
Commercial and Industrial	134,074	134,352	131,385	123,550
Consumer	70,889	29	79,526	65
Other	16,967	9,482	20,552	9,584

As of June 30, 2024 and December 31, 2023 one to four family residential mortgage loans amounting to $200.2 million and $210.9 million, respectively, and HELOC loans amounting to $11.8 million and $12.1 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank. The Bank has also pledged eligible commercial real estate loans of $379.0 million and $158.9 million as of June 30, 2024 and December 31, 2023, respectively, to the FHLB. During the second quarter of 2024, the Bank began pledging eligible multi-family real estate loans to the FHLB which amounted to $46.8 million as of June 30, 2024.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of June 30, 2024 and December 31, 2023, net of deferred loan fees and costs:

	(In Thousands)
June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$2,824	$288	$492	$3,604	$522,450	$526,054	$-
Agricultural Real Estate	5	-	55	60	222,220	222,280	-
Agricultural	352	-	42	394	142,863	143,257	-
Commercial Real Estate	112	-	555	667	1,300,589	1,301,256	-
Commercial and Industrial	47	184	17	248	294,428	294,676	-
Consumer	151	77	57	285	71,318	71,603	-
Total	$3,491	$549	$1,218	$5,258	$2,553,868	$2,559,126	$-

	(In Thousands)
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,914	$137	$670	$2,721	$519,187	$521,908	$-
Agricultural Real Estate	-	3,429	55	3,484	219,995	223,479	-
Agricultural	-	1,132	2,977	4,109	128,654	132,763	-
Commercial Real Estate	380	-	255	635	1,334,440	1,335,075	-
Commercial and Industrial	145	-	199	344	284,550	284,894	-
Consumer	218	37	26	281	80,072	80,353	-
Total	$2,657	$4,735	$4,182	$11,574	$2,566,898	$2,578,472	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by class of loans as of June 30, 2024 and as of December 31, 2023:

	(In Thousands)
	June 30, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,419	$1,662	$-
Agricultural Real Estate	60	60	-
Agricultural	47	47	-
Commercial Real Estate	180	555	-
Commercial & Industrial	17	46	-
Consumer	117	117	-
Total	$1,840	$2,487	$-

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

Two borrower relationships resulted in a decrease to nonaccrual totals of $15.9 million in the agricultural real estate portfolio and $4.4 million in the agricultural portfolio as compared to December 31, 2023. The Company recognized interest income of $19 thousand for the second quarter 2024 on nonaccrual loans as of June 30, 2024 and $22 thousand for the first quarter 2024 on nonaccrual loans as of March 31, 2024. The Company recognized interest income of $74 thousand for the second quarter 2023 on nonaccrual loans as of June 30, 2023 and $53 thousand for the first quarter 2023 on nonaccrual loans as of March 31, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans by portfolio class and year of origination, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2024 and December 31, 2023:

	(In Thousands)
	June 30, 2024
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$21,403	$69,543	$83,893	$94,023	$80,808	$116,593	$466,263	$56,296	$522,559
Special Mention (5)	-	-	38	419	-	258	715	104	819
Substandard (6)	-	-	228	685	224	1,524	2,661	15	2,676
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$21,403	$69,543	$84,159	$95,127	$81,032	$118,375	$469,639	$56,415	$526,054
Gross charge-offs YTD	$-	$-	$-	$-	$-	$13	$13	$-	$13

Agricultural Real Estate
Risk Rating
Pass (1-4)	$18,712	$28,876	$35,667	$23,766	$24,960	$82,495	$214,476	$92	$214,568
Special Mention (5)	6,000	899	738	-	-	-	7,637	-	7,637
Substandard (6)	-	-	-	-	-	75	75	-	75
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$24,712	$29,775	$36,405	$23,766	$24,960	$82,570	$222,188	$92	$222,280
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$5,878	$13,472	$16,645	$7,035	$3,739	$4,356	$51,125	$86,671	$137,796
Special Mention (5)	3,810	26	69	10	-	-	3,915	1,493	5,408
Substandard (6)	-	11	-	-	42	-	53	-	53
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Agricultural	$9,688	$13,509	$16,714	$7,045	$3,781	$4,356	$55,093	$88,164	$143,257
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	June 30, 2024
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$47,413	$209,715	$436,437	$225,307	$119,607	$224,300	$1,262,779	$-	$1,262,779
Special Mention (5)	-	34,728	-	968	1,381	-	37,077	-	37,077
Substandard (6)	-	-	-	-	-	1,400	1,400	-	1,400
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$47,413	$244,443	$436,437	$226,275	$120,988	$225,700	$1,301,256	$-	$1,301,256
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$17,173	$56,402	$45,307	$18,127	$16,776	$2,040	$155,825	$105,738	$261,563
Special Mention (5)	448	891	40	199	-	721	2,299	3,476	5,775
Substandard (6)	-	84	14	-	-	170	268	621	889
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$17,621	$57,377	$45,361	$18,326	$16,776	$2,931	$158,392	$109,835	$268,227
Gross charge-offs YTD	$-	$-	$-	$-	$101	$-	$101	$-	$101

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$16,604	$5,464	$4,381	$26,449	$-	$26,449
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$16,604	$5,464	$4,381	$26,449	$-	$26,449
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$77,298	$88,695	$90,139	$82,680	$32,302	$94,294	$465,408	$52,904	$518,312
Special Mention (5)	1,228	40	-	-	-	134	1,402	-	1,402
Substandard (6)	-	261	558	163	246	952	2,180	14	2,194
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$78,526	$88,996	$90,697	$82,843	$32,548	$95,380	$468,990	$52,918	$521,908
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$30,504	$37,199	$25,168	$25,874	$18,456	$68,651	$205,852	$97	$205,949
Special Mention (5)	-	861	14	-	149	359	1,383	-	1,383
Substandard (6)	-	-	12,196	186	259	3,506	16,147	-	16,147
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$30,504	$38,060	$37,378	$26,060	$18,864	$72,516	$223,382	$97	$223,479
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$17,787	$20,330	$8,356	$4,476	$3,856	$1,880	$56,685	$69,824	$126,509
Special Mention (5)	38	621	112	-	-	-	771	330	1,101
Substandard (6)	514	634	2,009	498	-	-	3,655	1,498	5,153
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Agricultural	$18,339	$21,585	$10,477	$4,974	$3,856	$1,880	$61,111	$71,652	$132,763
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$224,232	$438,716	$245,273	$122,656	$136,225	$99,378	$1,266,480	$-	$1,266,480
Special Mention (5)	34,864	9,100	-	10,793	626	12,342	67,725	-	67,725
Substandard (6)	-	-	-	-	-	795	795	-	795
Doubtful (7)	-	-	-	75	-	-	75	-	75
Total Commercial Real Estate	$259,096	$447,816	$245,273	$133,524	$136,851	$112,515	$1,335,075	$-	$1,335,075
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$56,224	$51,663	$24,876	$20,071	$2,142	$932	$155,908	$90,018	$245,926
Special Mention (5)	716	69	211	146	437	357	1,936	6,016	7,952
Substandard (6)	74	454	-	-	31	17	576	122	698
Doubtful (7)	-	-	-	182	-	-	182	-	182
Total Commercial & Industrial	$57,014	$52,186	$25,087	$20,399	$2,610	$1,306	$158,602	$96,156	$254,758
Gross charge-offs YTD	$-	$-	$-	$565	$-	$-	$565	$-	$565

Other
Risk Rating
Pass (1-4)	$2,810	$-	$16,761	$5,790	$445	$4,330	$30,136	$-	$30,136
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Total Other	$2,810	$-	$16,761	$5,790	$445	$4,330	$30,136	$-	$30,136
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2024 and December 31, 2023 by year of origination.

	(In Thousands)
	June 30, 2024
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$7,478	$17,545	$33,802	$7,892	$3,507	$1,220	$71,444	$41	$71,485
Nonperforming	-	58	55	-	5	-	118	-	118
Total Consumer	$7,478	$17,603	$33,857	$7,892	$3,512	$1,220	$71,562	$41	$71,603
Gross charge-offs YTD	$83	$27	$43	$10	$-	$-	$163	$-	$163

	(In Thousands)
	December 31, 2023
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$21,511	$40,729	$10,666	$5,006	$1,825	$480	$80,217	$44	$80,261
Nonperforming	26	58	-	6	-	2	92	-	92
Total Consumer	$21,537	$40,787	$10,666	$5,012	$1,825	$482	$80,309	$44	$80,353
Gross charge-offs YTD	$236	$51	$100	$38	$-	$-	$425	$-	$425

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by collateral as of June 30, 2024 and December 31, 2023:

(In Thousands)
June 30, 2024
Collateral
Dependent Loans
Consumer Real Estate	$2,191
Agricultural Real Estate	-
Agricultural	-
Commercial Real Estate	540
Commercial & Industrial	45
Consumer	-
Total	$2,776

(In Thousands)
December 31, 2023
Collateral
Dependent Loans
Consumer Real Estate	$1,518
Agricultural Real Estate	15,888
Agricultural	4,998
Commercial Real Estate	255
Commercial & Industrial	17
Consumer	-
Total	$22,676

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three months ended June 30, 2024, there were no new loan modifications to borrowers experiencing financial difficulty. One modified loan previous to 2024 was partially charged off during the first quarter of 2024 while one modified loan previous to 2024 was paid off during the first quarter of 2024.

During the three months ended June 30, 2023, one new loan was considered a modification to a borrower experiencing financial difficulty. The modification during the second quarter of 2023 consisted of refinancing at a higher balance to a borrower experiencing financial difficulty that would not have otherwise been granted to a borrower. The amount of the new money increase to the loan balance was $411 thousand. No additional funds are being advanced.

For the three months ended June 30, 2024 and 2023, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

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

As of June 30, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $795 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $679 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2023. As of June 30, 2023, the Company had no foreclosed residential real estate property obtained by physical possession and $95 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2016-13 - "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and implemented the current expected credit losses accounting standard. As a result, the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and unfunded commitments in the amount of $4.5 million, or $3.4 million, net of tax.

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

The allowance does not include an accretable yield of $2.9 million and $4.0 million as of June 30, 2024 and December 31, 2023, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and six months ended June 30, 2024 and June 30, 2023 in addition to the ending balances as of December 31, 2023:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended June 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,285	$1,171	$377	$15,953	$2,732	$1,162	$24,680
Provision for credit losses - loans	(82)	(245)	(92)	365	596	63	605
Charge-offs	(3)	-	-	-	-	(82)	(85)
Recoveries	1	-	-	1	39	29	70
Ending Balance	$3,201	$926	$285	$16,319	$3,367	$1,172	$25,270

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024
Provision for credit losses-loans	(372)	614	(51)	(1,085)	1,270	(60)	316
Charge-offs	(13)	-	-	-	(101)	(163)	(277)
Recoveries	5	-	-	4	105	93	207
Ending Balance	$3,201	$926	$285	$16,319	$3,367	$1,172	$25,270

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended June 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,623	$209	$66	$16,088	$3,414	$1,234	$24,634
Provision for credit losses - loans	369	(76)	41	590	(653)	(128)	143
Charge-offs	-	-	-	-	-	(60)	(60)
Recoveries	6	104	-	3	6	74	193
Ending Balance	$3,998	$237	$107	$16,681	$2,767	$1,120	$24,910

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998	$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses-loans	113	(50)	6	1,251	(462)	102	960
Charge-offs	-	-	-	-	-	(182)	(182)
Recoveries	13	104	-	5	12	121	255
Ending Balance	$3,998	$237	$107	$16,681	$2,767	$1,120	$24,910

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Year Ended December 31, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998	$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses - loans	(326)	24	225	1,967	(643)	451	1,698
Charge-offs	-	-	-	-	(565)	(425)	(990)
Recoveries	35	105	10	8	84	197	439
Ending Balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity in the AULC for the three and six months ended June 30, 2024 and June 30, 2023 in addition to the ending balances as of December 31, 2023:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended June 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,946
Provision for credit losses - off balance sheet credit exposures	(18)
Charge-offs	-
Recoveries	-
Ending Balance	$1,928

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Six Months Ended June 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Provision for credit losses-off balance sheet credit exposures	(284)
Charge-offs	-
Recoveries	-
Ending Balance	$1,928

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $363.4, $366.9 and $367.8 million at June 30, 2024 and 2023 and at December 31, 2023, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $138.5, $137.2 and $135.8 million at June 30, 2024, 2023 and at December 31, 2023, respectively.

The balance of capitalized servicing rights included in assets at June 30, 2024 and December 31, 2023 for 1-4 family real estate loans, was $3.5 million for both periods. Agricultural real estate loan servicing rights, established in 2023, were $2.0 million and $2.2 million at June 30, 2024 and December 31, 2023, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of June 30, 2024 and 2023 was $5.3 million and $5.6 million, respectively, and at December 31, 2023 was $5.5 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.6 million and $2.3 million as of June 30, 2024 and 2023, respectively, and was $2.2 million at December 31, 2023. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 6.1% and 5.7% were utilized at June 30, 2024 and 2023, respectively, and 6.3% at December 31, 2023. At June 30, 2024, two 1-4 family real estate strata, which included 91 of the total 3,694 loans, were slightly below the carrying value using a discount yield of 6.11% which resulted in the need to establish a $2 thousand valuation allowance. Based on December 2023, the carrying value of eleven agricultural real estate strata, which included 38 of the total 588 loans, using an approximate discount rate of 9.17% were lower than fair value requiring a $5 thousand valuation allowance to be established.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance	$5,562	$4,985	$5,655	$3,549
Capitalized Additions	136	814	211	2,409
Amortization	(187)	(162)	(355)	(321)
Ending Balance, June 30,	5,511	5,637	5,511	5,637
Valuation Allowance	(7)	(2)	(7)	(2)
Servicing Rights net, June 30,	$5,504	$5,635	$5,504	$5,635

NOTE 6 EARNINGS PER SHARE

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

closing price for shares on June 4, 2020 and thereafter on the first Thursday in June in each year. On June 6, 2024, twelve directors each received $15,007 which equated to 716 shares and one director received $5,911 which equated to 282 shares. On June 2, 2023, twelve Directors each received $14,997 which equated to 754 shares. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

Any stock awards to senior management are made in March with officers receiving any awards in August. On March 1, 2024, senior management received stock awards of 23,369 shares worth $472,054. On March 1, 2023, senior management received stock awards of 21,700 shares worth $562,030 while other officers received stock awards of 41,225 shares worth $844,018 during third quarter 2023.

	(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings per share
Net income	$5,682	$6,001	$11,041	$12,467
Less: distributed earnings allocated to participating securities	(36)	(31)	(72)	(62)
Less: undistributed earnings allocated to participating securities	(32)	(35)	(57)	(69)
Net earnings available to common shareholders	$5,614	$5,935	$10,912	$12,336

Weighted average common shares outstanding including participating securities	13,681,501	13,632,440	13,676,333	13,624,094
Less: average unvested restricted shares	(164,228)	(150,065)	(160,367)	(143,163)
Weighted average common shares outstanding	13,517,273	13,482,375	13,515,966	13,480,931
Basic and diluted earnings per share	$0.42	$0.44	$0.81	$0.92

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2024 and December 31, 2023.

	(In Thousands)
	June 30, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$264,452	$612	$276,991	$2,719

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at June 30, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	3.1	$(567)	USD-SOFR-OIS	4.47%
Total swap portfolio at June 30, 2024	$100,000	3.1	$(567)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	3.6	$(2,679)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2023	$100,000	3.6	$(2,679)	USD-SOFR-OIS	4.47%

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.8 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at June 30, 2024 and December 31, 2023. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at June 30, 2024 and December 31, 2023.

	(In Thousands)
	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(567)	$100,000	$(2,679)
Total contracts	$100,000	$(567)	$100,000	$(2,679)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three and six month period ended June 30, 2024 and June 30, 2023. The $2.8 million of cash collateral pledged to counterparties yielded $216 and $427 thousand of other interest income for the three and six months ended June 30, 2024, respectively.

	(In Thousands)
	Three Months Ended		Six Months Ended
Line Item in the Consolidated Statements of Income	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Income
Loans, including fees	$19	$-	$5	$-
Other	216	-	427	-
Total interest income	$235	$-	$432	$-

NOTE 8 QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

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

At June 30, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.8 million. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $1.3 million at June 30, 2024. This balance is reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The funded balance in qualified affordable housing projects was $2.4 million out of a total of $4.0 million committed at December 31, 2023.

During the three and six months ended June 30, 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $110 thousand and $220 thousand, respectively, partially offset by tax credits and other benefits from its investments in affordable housing tax credits of $110 thousand and $218 thousand, respectively. The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 9 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale securities, when quoted prices are available in an active market, are valued using the quoted price and are classified as Level 1.

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

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$75,114	$-	$-
U.S. Government agencies	19,651	108,920	-
Mortgage-backed securities	-	96,710	-
State and local governments	-	63,028	1,786
Total Securities Available-for-Sale	$94,765	$268,658	$1,786
Interest rate swap liabilities	$-	$(567)	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$80,270	$-	$-
U.S. Government agencies	19,630	108,592	-
Mortgage-backed securities	-	82,132	-
State and local governments	-	65,394	2,460
Total Securities Available-for-Sale	$99,900	$256,118	$2,460
Interest rate swaps liabilities	$-	$(2,679)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six month periods ended June 30, 2024 and June 30, 2023.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at April 1, 2024	$521	$1,274	$1,795

Change in Fair Value	(1)	(8)	(9)

Payments, Maturities & Calls	-	-	-

Balance at June 30, 2024	$520	$1,266	$1,786

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2024	$1,188	$1,272	$2,460

Change in Fair Value	(3)	(6)	(9)

Payments, Maturities & Calls	(665)	-	(665)

Balance at June 30, 2024	$520	$1,266	$1,786

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at April 1, 2023	$1,835	$1,305	$3,140

Change in Fair Value	(4)	(27)	(31)

Payments, Maturities & Calls	-	-	-

Balance at June 30, 2023	$1,831	$1,278	$3,109

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345

Change in Fair Value	5	4	9

Payments, Maturities & Calls	(245)	-	(245)

Balance at June 30, 2023	$1,831	$1,278	$3,109

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2024 and December 31, 2023, such assets consist primarily of collateral dependent loans. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2024 and December 31, 2023, fair value of collateral dependent loans categorized as Level 3 was $2.8 million and $22.7 million, respectively.

During 2023, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $7 thousand at June 30, 2024 and December 31, 2023.

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2024
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,776	$-	$-	$2,776
Loan servicing rights	51	-	-	51

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$22,676	$-	$-	$22,676
Loan servicing rights	58	-	-	58

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2024	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,786	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.76-5.00% (4.73%)

Collateral dependent loans	2,776	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-20.00% (5.05%)

Loan servicing rights	51	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	9.39-22.80% (12.88%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2023	Valuation Technique	Unobservable Inputs	Average)
State and local government	$2,460	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	-0.17-4.92% (3.49%)

Collateral dependent loans	22,676	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-50.00% (0.41%)

Loan servicing rights	58	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	5.11-22.80% (10.87%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2024 and December 31, 2023 are reflected below.

	(In Thousands)
	June 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$193,068	$193,068	$193,068	$-	$-
Interest-bearing time deposits	3,221	3,197	-	3,197	-
Securities - available-for-sale	365,209	365,209	94,765	268,658	1,786
Other securities	14,721	14,721	-	-	14,721
Loans held for sale	1,628	1,603	-	-	1,603
Loans, net	2,534,468	2,507,497	-	-	2,507,497
Interest receivable	13,327	13,327	-	-	13,327

Financial Liabilities:
Interest bearing deposits	$1,494,429	$1,493,910	$-	$-	$1,493,910
Non-interest bearing deposits	479,069	479,069	479,069	-	-
Time deposits	667,592	661,792	-	-	661,792
Total Deposits	2,641,090	2,634,771	479,069	-	2,155,702

Federal funds purchased and securities sold under agreement to repurchase	27,218	27,218	-	-	27,218
Federal Home Loan Bank advances	266,102	266,231	-	-	266,231
Subordinated notes, net of unamortized issuance costs	34,759	30,223	-	30,223	-
Interest payable	6,459	6,459	-	-	6,459

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$142,201	$142,201	$142,201	$-	$-
Interest-bearing time deposits	2,740	2,725	-	2,725	-
Securities - available-for-sale	358,478	358,478	99,900	256,118	2,460
Other securities	17,138	17,138	-	-	17,138
Loans held for sale	1,576	1,552	-	-	1,552
Loans, net	2,556,167	2,396,540	-	-	2,396,540
Interest receivable	11,774	11,774	-	-	11,774

Financial Liabilities:
Interest bearing deposits	$1,415,981	$1,416,007	$-	$-	$1,416,007
Non-interest bearing deposits	528,465	528,465	528,465	-	-
Time deposits	663,017	656,141	-	-	656,141
Total Deposits	2,607,463	2,600,613	528,465	-	2,072,148

Federal funds purchased and securities sold under agreement to repurchase	28,218	28,218	-	-	28,218
Federal Home Loan Bank advances	265,750	260,400	-	-	260,400
Subordinated notes, net of unamortized issuance costs	34,702	30,676	-	30,676	-
Interest payable	5,441	5,441	-	-	5,441

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at June 30, 2024 or at December 31, 2023. Securities sold under agreement to repurchase were as follows at June 30, 2024 and December 31, 2023.

	(In Thousands)
	June 30, 2024
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$27,218	$27,218
Total	$-	$-	$-	$27,218	$27,218

	(In Thousands)
	December 31, 2023
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$28,218	$28,218
Total	$-	$-	$-	$28,218	$28,218

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 11 SUBORDINATED NOTES

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

	June 30, 2024		December 31, 2023
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(241)	$35,000	$(298)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 12 RECENT ACCOUNTING PRONOUNCEMENTS

In March 2022, the Sixth Circuit issued a ruling in CIC Services LLC v IRS vacating a previously referenced IRS Notice 2016-66. That ruling, as it stood, would remove the requirement of disclosure on Form 8886. However, on April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify Sec. 831(b) captives with less than a 65% claims loss ratio over a 10-year period as a "listed transaction." This provision would apply to only captives that have been in existence for at least 10 years. This is a change from Notice 2016-66 which classified Sec. 831(b) captives with less than a 70% claims loss ratio as a "transaction of interest." Final regulations are expected to be issued in a future quarter. Management and its advisors are in the process of evaluating the impact of these proposed regulations. The Company dissolved its Captive insurance company, F&M Risk Management, in December 2023.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

After many months of higher than normal past due and nonperforming loan ratios, the second quarter 2024 ended at what was previously considered the norm at F&M. The collection of over $6.4 million in funds on nonaccrual loans accounted for the largest improvement of the quarter and year-to-date. The payment provided for a principal decrease of $5.3 million and the processing of interest and fees of over $1.0 million. This one transaction bolstered the net interest margin, with collection of nonaccrual interest from September 2023 to June 2024. Past due loans over 30 days were 0.21% of total loans as of June 30, 2024.

The Commercial Banking Division saw loan demand soften in Q1 and remain flat for Q2 and what remains projected to be a flat 2024. Overall lending rates have increased consistently in the markets that F&M serves. Commercial clients are seeing some improvements in the employment market affected by layoffs. Commercial clients have seen supply chain and material availability improve, but price increases remain a concern in 2024. Credit quality of the portfolio remains solid and Q2 collateral values and auction values are still holding consistent with previous quarters. F&M continues to monitor the portfolio closely for the impact on higher rates and inflationary pressures.

F&M Home Loan Team was able to close 28 loans in Q2 2024 utilizing Federal Home Loan Bank Welcome Home Grant offering. Mortgage rates and our preapproval requests are staying consistent, but many borrowers are still dealing with losing out of multiple offer situations and low inventory. The Home Loan Team continues to find the best mortgage solutions for all our clients while looking for opportunities to help with housing initiatives in our underserved areas of our communities utilizing the F&M First Time Homebuyer program. Our credit quality remains good and our delinquencies low for June 30, 2024. Our team has worked to increase our efficiencies while establishing stronger quality control on our files.

1-4 family real estate loans were also slowed by the increase in lending rates. More customers continue to lean towards the variable home equity product in the thought that rate increases would stop and begin moving down in the coming year. While our origination levels are lower than previous years, our gain on sale is on track to meet budget through Q2 2024.

The Bank is excited to have become a participant in the OHIO HOMEBUYER PLUS Saver program offered in conjunction with the State of Ohio to future Ohio homeowners as a way to save for a home purchase within the next five years. The Bank can offer a higher than market interest rate to our depositor with the State placing a lower than market rate CD with the Bank to provide funding. The program is capped at $100 million in use and an account limitation of $100 thousand.

We continued to see a reduction in the number of Special Mention and Classified loans in the portfolio for the quarter. As mentioned previously, one large relationship in nonaccrual status last quarter was made current in the second quarter as expected, resulting in a $5.3 million paydown in principal on the relationship, with another $3.8 million in principal balances expected to be retired in the third quarter.

Nonetheless, the Bank is seeing signs in the commercial real estate market that present future challenges as interest rate adjusters reset for adjustable-rate loans and commercial real estate in the office and retail sectors shows increasing vacancy. Asset quality remains very solid with non-performing assets declining, but the Bank continues to stress its loan portfolio and credit metrics for weakness. The Bank is monitoring its commercial real estate portfolio very carefully and has internal thresholds in place for loan categories including office, retail, hospitality, non-owner occupied, development, and related segments.

The Bank had 18% of its commercial and agricultural loan portfolio reviewed by an independent third-party in the second quarter with no recommended risk rating changes and no material findings. The Bank expects to have a similar review with comparable coverage of the loan portfolio in the second half of the year as well.

Currently, the Bank has seen an increase in the number of foreclosure demand notices that needed to be sent. Three-fourths of the notices were delivered to in-house customers with the total balance just under $1 million. The borrowers are spread throughout our market area and it does represent the highest number of notices sent and the highest dollar amount of past due ($3.1 million) in the consumer home loan portfolio since the onset of COVID in 2020. Two scenarios that are impacting the borrower’s ability to pay: 1. Increase in escrow due to property insurance cost increases and 2. Appraisal values continue to increase with one county in our market, reporting an average increase of 28% for appraisal values on which property taxes are levied.

Since the Federal Reserve raised rates the last couple of years, our net interest margin has suffered from our earning assets not repricing as quickly or by as much as our cost of funds. And while we are still not surpassing 2023 levels, we did see improvement in second quarter 2024 at 2.71% compared to first quarter 2024’s 2.60%. This carried through to the year-to-date second quarter 2024 ending at 2.66%, also above last quarter. Removing the benefit of collecting $643 thousand of prior 2024 interest income from the calculation, the net interest margin still improved over first quarter 2024 by 2 basis points. It is wonderful to see the expansion of the net interest margin, no matter how slight. The Bank continues to work on lowering the cost of new funds and is enjoying the benefits of loans repricing higher.

Overall, net income for the quarter was higher than the previous quarter by over $300 thousand and was behind same quarter last year by nearly the same amount. Capital balances as of June 30, 2024, increased $18.0 million over same date 2023. At the same time, the Company continues to increase our dividend for our shareholders, which remains a priority. The Company continues to focus on improving our capital and overall financial performance. The steps may be small; however, they are moving in a more positive direction.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-seven full-service banking offices throughout Northwest Ohio, Northeast Indiana and Southeast Michigan along with a drive-up facility in Archbold. The Bank also operates four Loan Production Offices (LPOs), two in Ohio with one in Indiana and one in Michigan.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year and a seven year fixed rate mortgage after which the interest rate will adjust annually. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area.

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

At June 30, 2024, we had 467 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

RECENT REGULATORY DEVELOPMENTS

The Company and the Bank remain attentive to the current regulatory environment in light of the regulatory agencies’ risk-based approach to examinations. Regulatory changes and the complexity of new and amended rules have resulted in challenges and uncertainties which could pose an increased risk of noncompliance. Various significant mortgage rules require monitoring by means of testing, validation of results, additional training, and further research or consultation to assist with ongoing compliance.

Under the Truth in Lending Act (TILA) Ability to Repay requirements, the Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance. New final rules, effective October 2022, amending the Ability to Repay/Qualified Mortgage Rules were implemented. The General QM Final Rule amended the definition of the QM category to offset the impact of the sunsetting of the temporary Government Sponsored Enterprise (GSE) QMs. Amended General QM loan definition removed the 43% debt-to-income limit, eliminated Appendix Q underwriting standards and any requirement to use them as a qualification for General QM status, and instead implemented price-based thresholds. The Bank complies with the revised price-based new General QM Loan definition and its requirements. Since the Bank sells fixed rate consumer mortgage loans to the Federal Home Loan Mortgage Corporation, it remains attentive to their current loan underwriting requirements. On occasion, the Bank does make Non-Qualified Mortgages. Approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans are periodically reported to the Bank’s Loan Committee.

On March 30, 2023, the Consumer Financial Protection Bureau (CFPB) issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses are defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data would be reported to the CFPB which will then make aggregated information publicly available. These new final rules have a phased implementation period with the largest lenders being required to collect and report data first.

Lenders that originated at least 2,500 small business loans annually were originally required to begin data collection on October 1, 2024. Lenders that originated at least 500 small business loans annually were originally required to begin data collection as of April 1, 2025. For those lenders that originated at least 100 small business loans annually, data collection was originally required to begin as of January 1, 2026. The Bank conducted a preliminary assessment based on the number of covered loans originated in 2022. Based on the preliminary assessment, the Bank would be subject to the original data collection requirements as of April 1, 2025. Data collection and reporting of small business loans does not include nonprofit or government entities or businesses with gross annual revenues that exceed $5 million. Additionally, data collection involves demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and an LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race, and sex. Applicants can refuse to provide demographic information. Implementation of these final rules will involve significant changes to processes and procedures in conjunction with new software configurations to accommodate and capture required data points regarding applications and final action taken.

Presently, the Bank's compliance date for commencement of small business lending data collection is uncertain. A lawsuit filed in April 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the U.S. District Court for the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument is the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and which is based upon another pending lawsuit which is awaiting a hearing by the U.S. Supreme Court regarding CFPB's funding. On July 31, 2023, an injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. On August 4, 2023, a motion was filed by the Independent Community Bankers of America, the Independent Bankers Association of Texas, and Texas First Bank in the U.S. District Court for the Southern District of Texas requesting expansion of the injunction previously granted. In late October 2023, the federal judge granted the expansion of the injunctive relief to provide a nationwide injunction to all community banks and covered financial institutions thus ensuring relief was not limited by trade association membership. The U.S. Supreme Court issued its long-awaited decision on the challenge to the CFPB’s funding mechanism on May 16, 2024. The Supreme Court ruled that the CFPB’s funding does not violate the U.S. Constitution’s Appropriations Clause. Subsequently, the CFPB issued an interim final rule on June 25, 2024, to make date related adjustments on a day for day basis based on recent court orders involving ongoing litigation. This extended compliance dates for beginning data collection by 290 days. The Bank is presently impacted by the injunction and remaining arguments in the litigation involving the Section 1071 final rule.

A final rule with amendments to the Community Reinvestment Act (CRA) was jointly released by the Federal Reserve, the FDIC, and Office of the Comptroller of the Currency on October 24, 2023. These amendments are intended to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. The final rule was effective on April 1, 2024, with certain amendments effective April 1, 2024, through January 1, 2031, and other amendments in the final rule were delayed indefinitely. The final CRA rules were published in the Federal Register on February 1, 2024. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 21, 2024, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued an interim final rule and a technical corrections final rule related to the CRA final rule both effective on April 1, 2024. The Agencies also requested comments on the interim final rule for a period of 45 days after publication in the Federal Register. The interim final rule extended two provisions of the CRA final rule from April 1, 2024, to January 1, 2026. Then on March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule while the case moves forward. The injunction extended implementation dates on a day for day basis for each day the injunction remains in place. As a large bank examined for its CRA performance, the Bank remains attentive to the outcome of the preliminary injunction granted and the significant impact of the amendments made by the final CRA rules.

With regard to all regulatory matters, the Company and the Bank remain committed in making good faith efforts to comply with technical requirements of the laws, rules, regulations, and guidance from both federal and state agencies which govern its activities.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management's discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Credit Losses (ACL), the valuation of its Loan Servicing Rights (LSR), the valuation of real estate acquired through or in lieu of loan foreclosures (“OREO Property”) and goodwill as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2024, December 31, 2023, and June 30, 2023 there were no OREO property holdings.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $11.7 million and $10.1 million at June 30, 2024 and December 31, 2023, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

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

Due to the Company’s loss history not being sufficient enough to predict future losses, the Company is utilizing peer data from a peer group of 307 banks in the region with asset sizes less than $5 billion. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. The Bank previously also included the FOMC’s forecasted change in real GDP as a second independent variable in its forward look regression; however, it was removed in the second quarter of 2024 due to reflecting little statistically significant correlation to the Bank’s historical loss rates. The impact of this change to the ACL was immaterial due to the variable having such a low coefficient value at this time. Annual projections are broken down using a straight-line approach for quarterly changes.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $57 thousand at June 30, 2024 and $386 thousand at December 31, 2023. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

As a result of this refined analysis, representing a change in accounting estimate, management recognized an additional $712 thousand of agricultural loan servicing rights during the quarter ended June 30, 2023. This change in estimate took place during the quarter ended June 30, 2023 and had no effect on past periods. Management has obtained and intends to continue to obtain the appraisal of the agricultural real estate loan servicing rights from the independent third party specialist on a quarterly basis.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s servicing rights relating to loans serviced for others represent an asset. The servicing rights are amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying servicing rights. There are a number of factors, however, that can affect the ultimate value of the servicing rights to the Bank. The expected and actual rates of agricultural real estate loans and single 1-4 family loan prepayments are the most significant factors driving the potential for the impairment of the value of servicing assets. Increases in loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the servicing rights is less than the carrying value of those rights on the Bank's balance sheet.

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

The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights in the single family real estate. The valuation of the agricultural real estate rights is evaluated for the most reasonable and representative values as the market for these is not as widely known and accepted as the single family.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had begun to experience a slowdown in its growth mode in the last half of the year of 2023. For the first quarter of 2024, the Company intentionally slowed even further. During the second quarter of 2024, loan growth was minimal at 0.7% or $18.4 million compared to first quarter of 2024. The outlook for 2024 is to have little to no loan growth as the avenue to greater profitability is to focus on earnings improvement. Currently, funding large loan growth would be a determent to that focus. Therefore, we have chosen to participate out a portion of our larger loans, both new loans and some existing, with other financial institutions. Paydowns and payoffs will be used to fund originations to existing customers and to build relationships in our newer markets. Loan balances as of June 30, 2024, were $19.9 million lower than December 31, 2023 balances; however, there remains $115.9 million of funds committed to complete construction projects of business customers as of June 30, 2024.

Where the Company continues to focus on growth is in the areas of core deposits and the expansion of contingency funding. Growing deposits will be a focus especially in our newer markets throughout 2024. The Bank has increased the number of team members in our Treasury Management area and has continued to offer specials in our deposit offerings. The Bank offers the Insured Cash Sweep (ICS) product and CDARS, a certificate of deposit registry, accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities needed. The Bank’s uninsured deposit ratio remains low at 10.5%. As of June 30, 2024, total uninsured deposits of the Bank were $276.9 million of $2.6 billion total deposits. If the amount of coverage is adjusted for what is insured by FDIC alone, the percentage is 21.7% or $574.0 million of uninsured deposits as of June 30, 2024. The underlying difference between these two percentages is the protection required for public funds for which the Bank pledges securities. A State insurance fund exists for public funds in Ohio and Indiana. The state of Michigan also does not require the pledging of collateral for public funds though some entities do request it.

Deposits have increased $33.7 million as of June 30, 2024 since December 31, 2023, and cash and cash equivalents have increased $50.9 million over the same time period. The nearly $193.1 million of cash holdings represents 5.8% of total assets and 7.3% of total deposits as of June 30, 2024. The Bank is comfortable with operating at this level as 5% is the guideline the Bank has established. Since March 31, 2024, deposits have increased $19.7 million or 0.8% and cash and cash equivalents have increased $5.3 million or 2.8%. The management liquidity meetings had increased in frequency in 2023 to weekly and additional reports and analysis were built throughout the year in order to be more responsive to opportunities and threats as they arose. Reaching many of the guidelines, such as the cash ratio mentioned, has enabled those meetings to be lowered to a biweekly frequency. With the Federal Reserve’s Bank Term Funding Program (BTFP) ending in March of 2024, $31.9 million of securities were moved to the Federal Reserve’s Discount Window program for borrowing capacity while the remainder of the $61.7 million pledged as of the end of December 2023 were released. The Company had not utilized any funding from the BTFP.

During the second quarter 2024, borrowings from the Federal Home Loan Bank “FHLB” decreased $5.5 million through normal paydowns with the Bank undertaking one new 10 year puttable advance with repricing options every three months. The Bank continued its use of brokered CDs in second quarter 2024 by utilizing one additional source in the amount of $10.0 million for a total of $26.6 million from three sources. This was done to establish relationships to test the access of such funds and decrease the cost of funds going forward. To assure a proper net interest margin over the 3- and 4-year time period of these CDs, the Bank internally looked at loan originations in the first quarter with similar or slightly longer fixed interest rate periods. The Bank also tested all correspondent borrowing lines during first quarter to assure availability should the need arise and will test again during third quarter. The availability for overnight borrowing on unsecured Federal Funds lines is $118 million. Combining the available line of credit at the holding company level, the Company has $133 million overnight borrowing availability.

In comparing to the same prior year period, the June 30, 2024 (net of deferred fees and cost) loan balances of $2.6 billion accounted for $43.3 million or 1.7% increase when compared to 2023’s $2.5 billion. The year over year improvement was made up of a combined increase in commercial and industrial related loans of 2.5%. Individual growth was comprised of 1.8% in commercial real estate loans and 5.9% in non-real estate commercial loans. Consumer real estate loans increased by 3.8% while consumer loans decreased by 19.7%. Agricultural related loans increased 1.8% year over year. Individual growth was comprised of 11.4% in non-real estate agricultural loans offset by a decline of 3.6% in agricultural real estate loans. Other loans decreased by 8.8%. The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share. The acquisition of Peoples Federal Savings and Loan Association in the fourth quarter of 2022 brought $101.8 million of loans to the portfolio. See Note 2 to the consolidated financial statements.

The chart below shows the breakdown of the loan portfolio category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2024	June 30, 2023	June 30, 2022
Consumer Real Estate	$526,054	$506,842	$410,468
Agricultural Real Estate	222,280	230,531	199,650
Agricultural	143,257	128,593	127,340
Commercial Real Estate	1,301,256	1,278,445	977,588
Commercial and Industrial	268,227	253,248	232,881
Consumer	71,603	89,138	55,648
Other	26,449	28,996	31,243

Total Loans, net of deferred fees and costs	$2,559,126	$2,515,793	$2,034,818

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Commercial real estate loans, excluding deferred loan fees and other costs, represented 50.91% of the Company's total gross loan portfolio as of June 30, 2024. The below charts break out the commercial real estate portfolio by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$261,436	20.05%	10.21%
Multi-family	225,638	17.31%	8.81%
Retail	221,011	16.95%	8.63%
Hotels	144,548	11.09%	5.64%
Office	135,607	10.40%	5.30%
Gas Stations	63,077	4.84%	2.46%
Food Service	45,976	3.53%	1.80%
Development	34,757	2.67%	1.36%
Senior Living	30,050	2.31%	1.17%
Auto Dealers	25,025	1.92%	0.98%
Other	116,473	8.93%	4.55%
Total CRE	$1,303,598	100.00%	50.91%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Non-owner occupied	$535,557	41.08%
Owner occupied	507,646	38.94%
Multi-family	225,638	17.31%
Land & Development	34,757	2.67%
Total CRE	$1,303,598	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$459,694	35.26%
Northwest Ohio	342,643	26.29%
Columbus, Ohio	157,468	12.08%
Fort Wayne, Indiana	142,240	10.91%
Dayton/Cincinnati, Ohio	57,600	4.42%
Greater Indianapolis, Indiana	46,158	3.54%
Other	97,795	7.50%
Total CRE	$1,303,598	100.00%

CRE Grades	June 30, 2024	December 31, 2023	December 31, 2022
2	0.52%	0.55%	0.80%
3	37.43%	36.33%	32.10%
4	59.09%	58.00%	64.20%
5	2.85%	5.07%	0.80%
6	0.11%	0.05%	2.10%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of June 30, 2024.

	(In Thousands)
	June 30, 2024
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$17,839	$27,584	$158,532	$324,998
Agricultural Real Estate	7,197	5,851	65,565	144,340
Agricultural	80,174	50,007	9,527	3,229
Commercial Real Estate	128,309	375,901	591,900	207,588
Commercial and Industrial	113,667	93,032	61,220	944
Consumer	2,940	57,568	10,579	38
Other	10	1,232	15,730	9,482

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has the unsecured borrowing capacity through its correspondent banks mentioned above along with access to $163.7 million through a Cash Management Advance with the Federal Home Loan Bank as of June 30, 2024. The Bank's secured borrowing capacity limits at the Federal Home Loan Bank would have allowed draws on the Cash Management Advance of $174.7 million on June 30, 2024.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2022, 2023, and 2024. The security portfolio increased in the first six months of 2024 from year end 2023 due to purchases of $20.5 million offset by maturities and paydowns of $13.7 million, net amortization of $0.6 million and a $0.5 million decrease in unrealized losses. The amount of pledged investment securities decreased by $22.1 million as compared to year end and $8.8 million as compared to June 30, 2023. As of June 30, 2024, pledged investment securities totaled $233.7 million. The Company does plan to do additional purchases of securities the remainder of the year for the purposes of increasing the holdings for liquidity and contingency planning and as a means of balance sheet gap management. The purchases in second quarter 2024 were done with a focus on improving our investments in Community Reinvestment Act (CRA) qualifying securities.

An additional $174.7 million is also available to the Bank from the Federal Home Loan Bank based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. Multifamily real estate was added to our assets pledged to the FHLB in second quarter 2024 and additional commercial real estate holdings were designated as pledges to increase the availability in first quarter 2024. Based on total asset capacity, the Bank would have nearly $1.0 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets remained relatively flat, increasing only 1.2% or $39.4 million since year end 2023. The intended and largest growth in cash holdings was discussed above.

Total deposits accounted for the largest growth within liabilities of $33.6 million or 1.3%. The mix of deposits saw increases in interest bearing checking, savings and money market deposits along with time deposit accounts since December 31, 2023. Noninterest-bearing accounts saw decreases from December 31, 2023.

Shareholders’ equity increased by $6.1 million as of the second quarter of 2024 compared to year end 2023. Earnings exceeded dividend declarations during the six months ended June 30, 2024. Accumulated other comprehensive loss decreased in unrealized loss position by $0.4 million from December 2023 to an unrealized loss of $28.6 million on June 30, 2024. Dividends declared remained unchanged from the prior quarter at $0.22 per share and were 4.76% over second quarter 2023’s $0.21 per share. Compared to June 30, 2023, shareholders’ equity increased 5.9% or $18.0 million with $7.3 million attributed to an improvement in accumulated other comprehensive loss. Net income was lower for the quarter ended June 2024 compared to June 2023 by $319 thousand; however, net income improved by $323 thousand over first quarter 2024. We are encouraged that net interest income has continued to improve quarter over quarter since third quarter 2023.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of June 30, 2024, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.0 million dividend during both the first and second quarters of 2024.

The Bank continues to be well-capitalized at June 30, 2024 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.70%
Risk Based Capital Tier I	11.04%
Total Risk Based Capital	12.40%
Stockholders' Equity/Total Assets	10.42%
Capital Conservation Buffer	4.04%

The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 was over $2.5 million. This adjustment decreased to $1.7 million for 2024.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2024 and 2023

Interest Income

When comparing second quarter 2024 to second quarter 2023, average loan balances grew $79.6 million which represented a 3.2% increase in a one-year time period. Interest income on loans increased $5.2 million or 16.7% as compared to the quarter ended June 30, 2023. During the current quarter, the Company recognized loan interest income of slightly more than $1.0 million related to the payoff of one nonaccrual relationship of which approximately $185 thousand was earned in second quarter 2024. The Company reversed previously recognized loan interest income from one relationship in the amount of approximately $463 thousand in second quarter 2023. The Company's loan portfolio is 34.1% variable with 17.5% of total loans subject to repricing within the next three months.

The available-for-sale securities portfolio decreased in average balances by $11.2 million when comparing to the same quarter in 2023 while the income associated with the security portfolio increased $285 thousand over second quarter 2023. The decreased balances were used to fund loan growth. Federal funds sold and interest-bearing deposits increased in average balances by $138.5 million as compared to the same quarter in 2023 with increased income of $2.3 million for the current quarter. The increased balances are the result of the focus on liquidity and deposit generation.

The overall total average balance of the Bank’s earning assets increased by $207.0 million and interest income for the quarter comparisons was higher for second quarter 2024 by 23.3% or $7.8 million as compared to second quarter 2023. Increases in the prime lending rate between periods has contributed to approximately 72.0% of the growth.

Annualized yield, for the quarter ended June 30, 2024, was 5.22% as compared to 4.53% for the quarter ended June 30, 2023. The following charts demonstrate increased loan balances accounted for 19.3% of the increased loan interest income while rate increases accounted for the remaining 80.7%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $115 and $139 thousand for the second quarter 2024 and 2023 which resulted in a federal tax savings of $24 and $29 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended June 30, 2024		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2024	June 30, 2023
Loans	$2,556,417	$36,593	5.73%	5.07%
Taxable investment securities	391,439	1,782	1.82%	1.49%
Tax-exempt investment securities	20,907	82	1.99%	1.94%
Fed funds sold & other	187,682	2,709	5.77%	3.52%
Total Interest Earning Assets	$3,156,445	$41,166	5.22%	4.53%

Change in Interest Income Quarter to Date June 30, 2024 Compared to June 30, 2023

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$5,228	$1,008	$4,220
Taxable investment securities	296	(29)	325
Tax-exempt investment securities	(11)	(16)	5
Fed funds sold & other	2,276	1,220	1,056
Total Interest Earning Assets	$7,789	$2,183	$5,606

Interest Expense

Offsetting the higher interest income improvement for the quarter was an increase in interest expense in 2024 of $6.5 million or 49.3% compared to second quarter 2023. Since 2023, average interest-bearing deposit balances have increased $191.7 million or 9.7% and the Company recognized $6.1 million more in interest expense for the most recent quarter. During 2023, there were four increases to the federal funds rate by the Federal Reserve of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all the rate increases. Interest expense on FHLB borrowings and other borrowings increased $629 thousand in the second quarter 2024 over the same time frame in 2023 due to new FHLB borrowings in 2023 used to fund loan growth. During the current quarter, new FHLB borrowings of $15.0 million were undertaken while $5.5 million FHLB borrowings were paid off. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $151 thousand compared to second quarter 2023 due to the decrease of $12.2 million in average balances. Another factor in the increased cost of funds is the change in the mix of funding. Growth has occurred in interest bearing deposit balances supplemented with increased borrowings while noninterest bearing deposits balances decreased $13.3 million compared to second quarter 2023. The Bank continues to focus on capturing the full customer relationship; however, it has resulted in more expensive deposits being brought in. The average cost of funds increased to 3.18% in second quarter 2024 compared to 2.35% in second quarter 2023. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended June 30, 2024		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2024	June 30, 2023
Savings deposits	$1,492,831	$10,193	2.73%	1.84%
Other time deposits	668,583	6,295	3.77%	2.74%
Other borrowed money	265,229	2,742	4.14%	3.92%
Fed funds purchased & securities
sold under agreement to repurchase	27,721	276	3.98%	4.27%
Subordinated notes	34,740	285	3.28%	3.29%
Total Interest Bearing Liabilities	$2,489,104	$19,791	3.18%	2.35%

Change in Interest Expense Quarter to Date June 30, 2024 Compared to June 30, 2023

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$3,955	$625	$3,330
Other time deposits	2,099	381	1,718
Other borrowed money	629	483	146
Fed funds purchased & securities
sold under agreement to repurchase	(151)	(131)	(20)
Subordinated notes	-	1	(1)
Total Interest Bearing Liabilities	$6,532	$1,359	$5,173

Overall, net interest spread for the second quarter 2024 was 14 basis points lower than same period last year. As the following chart indicates, the improvement in yields on interest earning assets of 69 basis points only partially offset the increased cost of funds of 83 basis points when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	June 30, 2024	June 30, 2023	June 30, 2022
Interest/Dividend income/yield	5.22%	4.53%	3.79%
Interest Expense/cost	3.18%	2.35%	0.44%
Net Interest Spread	2.04%	2.18%	3.35%
Net Interest Margin	2.71%	2.73%	3.47%

Net Interest Income

Net interest income increased approximately $1.3 million for the second quarter 2024 over the same time frame in 2023 with the increase in interest income of $7.8 million offset by the higher interest expense of $6.5 million as previously mentioned. As the new loans added in 2023 and 2024 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets decreased to 81.0% in second quarter 2024 compared to 84.0% in second quarter 2023. Loans to total assets decreased to 77.2% in second quarter 2024 compared to 79.4% for the same period 2023. The percentage of earning assets to total assets increased to 95.3% in 2024 compared to 94.6% in 2023. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for three month periods ended June 30, 2024 and 2023

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The commercial and industrial loan portfolio along with the consumer loan portfolio accounted for the largest component of recoveries while the consumer loan portfolio accounted for the largest component of charge-offs for the three months ended June 30, 2024 versus the agriculture real estate loan portfolio and consumer loan portfolio accounted for the largest component of recoveries and the consumer loan portfolio accounted for the largest component of charge-offs for the three months ended June 30, 2023. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses increased $462 thousand for the three months ended June 30, 2024 as compared to the same period in 2023. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $25 thousand higher during the three months ended June 30, 2024 than the same period in 2023. Recoveries were $123 thousand lower during the three months ended June 30, 2024 as compared to same period in 2023. Combined net charge-offs were $148 thousand higher in the three months ended June 30, 2024 than the same time period 2023.

Loans past due 30 or more days decreased $4.4 million at June 30, 2024 as compared to June 30, 2023. The largest changes were attributed to the combined decrease of past due balances of $5.8 million in the agricultural loan portfolio and agricultural real estate loan portfolio. The consumer real estate loan portfolio past due balances increased $1.9 million for the same time period.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended June 30, 2024, 2023, and 2022.

	(In Thousands)
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Loans, net of deferred fees and costs	$2,559,126	$2,515,793	$2,034,818
Daily average of outstanding loans	$2,556,037	$2,476,795	$1,999,357
Nonaccrual loans	$2,487	$6,295	$5,247
Nonperforming loans*	$2,487	$6,295	$5,247

Allowance for Credit Losses - April 1,	$24,680	$24,634	$16,771
Adjustment for accounting change	-	-	-
Loans Charged off:
Consumer Real Estate	3	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	-	-	-
Consumer	82	60	117
	85	60	117
Loan Recoveries:
Consumer Real Estate	1	6	4
Agriculture Real Estate	-	104	-
Agricultural	-	-	-
Commercial Real Estate	1	3	3
Commercial and Industrial	39	6	65
Consumer	29	74	70
	70	193	142
Net Charge Offs (Recoveries):
Consumer Real Estate	2	(6)	(4)
Agriculture Real Estate	-	(104)	-
Agricultural	-	-	-
Commercial Real Estate	(1)	(3)	(3)
Commercial and Industrial	(39)	(6)	(65)
Consumer	53	(14)	47
	15	(133)	(25)
Provision for Credit Losses	605	143	1,628
Allowance for Credit Losses - June 30,	25,270	24,910	18,424
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,928	2,099	1,167
Total Allowance for Credit Losses - June 30,	$27,198	$27,009	$19,591
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	-0.01%	0.00%
Ratio of Nonaccrual Loans to Loans	0.10%	0.25%	0.26%
Ratio of the Allowance for Credit Losses to Loans	0.99%	0.99%	0.91%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	1016.08%	395.71%	351.44%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	1016.08%	395.71%	351.44%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, net of deferred fees and costs at June 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $612 thousand or a daily average outstanding balance of $380 thousand.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

Loans classified as nonaccrual were lower as of June 30, 2024 at $2.5 million as compared to $6.3 million as of June 30, 2023. The agricultural real estate loan portfolio accounted for 102.5% or $3.9 million of the decrease as compared to June 30, 2023. The commercial real estate loan portfolio and the commercial and industrial loan portfolio decreased a combined $581 thousand while the consumer real estate loan portfolio increased $637 thousand compared to June 30, 2023.

The following table presents the balances for allowance for credit losses per loan category in terms of dollars, as a percentage of ACL and as a percentage of loans at June 30, 2024 and June 30, 2023.

	June 30, 2024			June 30, 2023
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loan Category	Amount (In Thousands)	% of ACL	% of Loan Category
Consumer Real Estate	$3,201	12.67%	20.56%	$3,998	16.05%	20.15%
Agricultural Real Estate	926	3.66%	8.68%	237	0.95%	9.16%
Agricultural	285	1.13%	5.60%	107	0.43%	5.11%
Commercial Real Estate	16,319	64.58%	50.85%	16,681	66.96%	50.82%
Commercial and Industrial	3,367	13.32%	11.51%	2,767	11.11%	11.22%
Consumer	1,172	4.64%	2.80%	1,120	4.50%	3.54%
Allowance for Credit Losses	25,270	100.00%	100.00%	24,910	100.00%	100.00%
Off Balance Sheet Commitments	1,928			2,099
Total Allowance for Credit Losses	$27,198			$27,009

Noninterest Income

Noninterest income was down $605 thousand or 14.2% for the three months ended June 30, 2024 over the same time frame in 2023. Customer service fees decreased by $182 thousand as compared to the three months ended June 30, 2023. Mortgage release fees decreased $137 thousand over the same time period in 2023. Servicing rights income for 1-4 family real estate and agricultural real estate loans decreased $666 thousand as compared to the same period in 2023 due in part to an accounting adjustment in the second quarter of 2023 of $712 thousand. Miscellaneous customer service charges decreased by $30 thousand and bank owned life insurance cash surrender value increased $35 thousand.

The Company has seen relatively flat mortgage production volume due to the heightened borrowing costs and continued lack of housing inventory in many of our markets. The gain on the sale of these loans was $206 thousand higher for the three months ended June 30, 2024 over the same period in 2023. Originations of loans held for sale for the three months ended June 30, 2024 were $15.8 million with proceeds from sale at $16.9 million for 2024 compared to 2023’s activity of $8.4 million in originations and $8.0 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the six months ended June 30, 2024 and 2023, loan servicing rights caused a net $144 thousand in expense and $2.1 million in income, respectively. The higher capitalized additions for 2023 are attributed to $2.2 million of rights related to agricultural real estate loans. Amortization of agricultural real estate loan servicing rights were $124 thousand and $74 thousand for the first six months of 2024 and the first six months of 2023, respectively. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.147% in the second quarter 2024 versus 1.043% in second quarter 2023. For 1-4 family real estate loans over 15 years, the value was 1.318% versus 1.464% for the same periods respectively. A valuation allowance of $7 thousand was established during fourth quarter 2023.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance	$5,562	$4,985	$5,655	$3,549
Capitalized Additions	136	814	211	2,409
Amortization	(187)	(162)	(355)	(321)
Ending Balance, June 30,	5,511	5,637	5,511	5,637
Valuation Allowance	(7)	(2)	(7)	(2)
Servicing Rights net, June 30,	$5,504	$5,635	$5,504	$5,635

Noninterest Expense

For the three months ended June 30, 2024, noninterest expenses were $452 thousand or 2.7% higher than for the same period in 2023. Salaries and wages (includes normal merit increases, restricted stock expense and incentive payout) increased $1.1 million in total. This was comprised of increased salaries of $332 thousand, restricted stock award expense of $20 thousand which was primarily attributed to the acceleration of stock awards due to forfeitures and an update to our incentive accrual to match potential payout which accounted for $883 thousand. The increase was due to the investment in people for our strategic growth initiative and staffing of new offices. Benefits increased over 2023 with the increased medical expense of $128 thousand and taxes of $32 thousand offset with reductions in pension of $59 thousand and miscellaneous personnel expense of $71 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $138 thousand and building depreciation of $115 thousand offset with reduced general insurance expense of $44 thousand. Furniture and equipment increased with additional maintenance contract expense of $166 thousand and furniture and equipment depreciation of $30 thousand.

Data processing expenses and ATM expense decreased a combined $633 thousand as a result of the new 60 month contact signed in December 2023. General and administrative expense decreased $146 thousand. The other items on this line of significance include the reduction in postage and printing expenses of $82 thousand combined and check and other losses of $34 thousand.

Income Taxes

Income tax expense was $54 thousand lower for the three months ended June 30, 2024 compared to the same period in 2023 based mainly on lower earnings. 2024 included an additional $110 thousand of income tax expense related to the adoption of ASU 2023-02 LIHTC as presented in Note 8 and Note 12. Effective tax rates were 20.63% and 20.32% for 2024 and 2023, respectively. Excluding the additional $110 thousand of income tax expense, the effective tax rate would have been 19.09%.

Net Income

Results overall, net income in the three months ended June 30, 2024 was down $319 thousand or 5.3% to $5.7 million as compared to last year's $6.0 million. Net interest income was up $1.3 million or 6.2% as the increased interest income exceeded the increased interest expense. Provision for credit losses for loans and unfunded commitments increased $573 thousand compared to 2023. Noninterest income decreased $605 thousand and noninterest expense increased $452 thousand as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2024 and 2023

Interest Income

When comparing the six months ended June 30, 2024 and June 30, 2023, average loan balances grew $129.6 million which represented a 5.3% increase in a one-year time period. Interest income on loan balances increased $10.7 million or 17.6% as compared to the six months ended June 30, 2023. During the current quarter, the Company recognized loan interest income of slightly more than $1.0 million related to the payoff of one nonaccrual relationship of which approximately $379 thousand was earned in 2024. The Company reversed previously recognized loan interest income from one relationship in the amount of approximately $463 thousand in second quarter 2023. The Company's loan portfolio is 34.1% variable with 22.2% of total loans repricing during the remainder of 2024 and 28.3% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $14.3 million when comparing to the same period in 2023 while the income increased $458 thousand over the six months ended June 30, 2023. The decreased balances were used to fund loan growth. Federal funds sold and interest-bearing deposits increased in average balances by $90.2 million as compared to the same six month period ended June 30, 2023 with increased income of $3.5 million for the current period. The increased balances are the result of the focus on liquidity and deposit generation. During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. The loss was recouped in 0.67 years.

The overall total average balance of the Bank’s earning assets increased by $205.5 million and interest income for the period comparisons was higher for the six months ended June 30, 2024 by 22.5% or $14.6 million as compared to the six month period ended June 30, 2023. Increases in the prime lending rate between periods has contributed to approximately 68.8% of the growth while increased volume contributed the remaining 31.2% of growth.

Annualized yield, for the six months ended June 30, 2024, was 5.11% as compared to 4.47% for the comparable period ended June 30, 2023. The following charts demonstrate the increased loan balances accounted for 30.3% of the increased loan interest income while rate increases accounted for the remaining 69.7%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $271 and $292 thousand for the six months ended June 2024 and 2023 which resulted in a federal tax savings of $57 and $61 thousand, respectively.

	(In Thousands)
	Year to Date Ended June 30, 2024		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2024	June 30, 2023
Loans	$2,566,765	$71,793	5.60%	5.01%
Taxable investment securities	388,225	3,468	1.79%	1.50%
Tax-exempt investment securities	21,196	168	2.01%	1.93%
Fed funds sold & other	149,035	4,391	5.89%	3.17%
Total Interest Earning Assets	$3,125,221	$79,820	5.11%	4.47%

Change in Interest Income Year to Date June 30, 2024 Compared to June 30, 2023

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$10,725	$3,249	$7,476
Taxable investment securities	483	(76)	559
Tax-exempt investment securities	(25)	(40)	15
Fed funds sold & other	3,458	1,430	2,028
Total Interest Earning Assets	$14,641	$4,563	$10,078

Interest Expense

Outpacing the higher interest income improvement for the six months ended June 30, 2024 was an increase in interest expense of $14.9 million or 63.9% compared to the same period in 2023. Since 2023, average interest-bearing deposit balances have increased $152.6 million or 7.7% and the Company recognized $13.2 million more in interest expense for the most recent six months. In 2023, there were four increases to the federal funds rate by the Federal Reserve of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all of the rate increases. Interest expense on FHLB borrowings and other borrowings increased $2.0 million in the six months ended June 30, 2024 over the same time frame in

2023 due to new FHLB borrowings in 2023 and 2024 used to fund loan growth. During the current year, new FHLB borrowings of $15 million were undertaken while $14.6 million FHLB borrowings were paid off. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $272 thousand compared to 2023. The average cost of funds increased to 3.12% for the six months ended June 2024 compared to 2.10% for the six months ended June 2023. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Year to Date Ended June 30, 2024		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2024	June 30, 2023
Savings deposits	$1,467,669	$19,600	2.67%	1.62%
Other time deposits	659,581	12,167	3.69%	2.48%
Other borrowed money	264,217	5,431	4.11%	3.90%
Fed funds purchased & securities
sold under agreement to repurchase	28,089	560	3.99%	4.22%
Subordinated notes	34,726	569	3.28%	3.29%
Total Interest Bearing Liabilities	$2,454,282	$38,327	3.12%	2.10%

Change in Interest Expense Year to Date June 30, 2024 Compared to June 30, 2023

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$8,419	$723	$7,696
Other time deposits	4,763	788	3,975
Other borrowed money	2,038	1,754	284
Fed funds purchased & securities
sold under agreement to repurchase	(272)	(239)	(33)
Subordinated notes	-	2	(2)
Total Interest Bearing Liabilities	$14,948	$3,028	$11,920

Overall, net interest spread for the six months ended June 30, 2024 was 38 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets of 64 basis points did not offset the increased cost of funds of 102 basis points when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	June 30, 2024	June 30, 2023	June 30, 2022
Interest/Dividend income/yield	5.11%	4.47%	3.63%
Interest Expense/cost	3.12%	2.10%	0.44%
Net Interest Spread	1.99%	2.37%	3.19%
Net Interest Margin	2.66%	2.87%	3.30%

Net Interest Income

Net interest income decreased approximately $307 thousand for the six months ended June 30, 2024 over the same time frame in 2023 with the increase in interest income of $14.6 million offset by the higher interest expense of $14.9 million as previously mentioned. As the new loans added in 2023 and 2024 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase interest income in the long run. Loans as a percentage of earning assets decreased to 82.1% for the six months ended 2024 compared to 83.5% for the six months ended June 2023. Loans to total assets decreased to 78.2% for the six months ended 2024 compared to 78.8% for the same time period 2023. The percentage of earning assets to total assets increased to 95.2% in 2024 compared to 94.4% in 2023. In terms of net interest margin, the Bank recognizes competition for deposits continues to increase with higher interest rates putting pressure on the margin which may lead to a further tightening in the short term.

Comparison of Noninterest Results of Operations for six month periods ended June 30, 2024 and 2023

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following table details the allowance for credit losses. The table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The commercial and industrial loan portfolio and consumer loan portfolio accounted for the largest component of both charge-offs and recoveries for six months ended June 30, 2024. The consumer loan portfolio accounted for the largest component of charge-offs while the consumer loan portfolio and agriculture real estate loan portfolio accounted for the largest component of recoveries for the same time period 2023. The commercial real estate portfolio is currently creating a large impact on the ACL due to the loan growth.

Total provision for credit losses was $644 thousand lower for the six months ended June 30, 2024 as compared to the same period in 2023. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $95 thousand higher for the six months ended June 30, 2024 than the same period in 2023. Recoveries were $48 thousand lower in the six months ended June 30, 2024 as compared to 2023. Combined net charge-offs were $143 thousand higher for the six months ended June 30, 2024 than for the same time period in 2023. The loan portfolio continues to be of strong credit quality.

Loans past due 30 days or more decreased $4.4 million at June 30, 2024 as compared to June 30, 2023. The largest changes were attributed to the decreases of past due balances in the combined agricultural loan portfolios of $5.8 million and the commercial and industrial loan portfolio of $633 thousand which were offset by an increase in the consumer real estate loan portfolio of $1.9 million.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the six months ended June 30, 2024, 2023 and 2022.

	(In Thousands)
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Loans, net of deferred fees and costs	$2,559,126	$2,515,793	$2,034,818
Daily average of outstanding loans	$2,565,566	$2,437,148	$1,953,671
Nonaccrual loans	$2,487	$6,295	$5,247
Nonperforming loans*	$2,487	$6,295	$5,247

Allowance for Credit Losses - January 1,	$25,024	$20,313	$16,242
Adjustment for accounting change	-	3,564	-
Loans Charged off:
Consumer Real Estate	13	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	101	-	6
Consumer	163	182	205
	277	182	211
Loan Recoveries:
Consumer Real Estate	5	13	9
Agriculture Real Estate	-	104	-
Agricultural	-	-	-
Commercial Real Estate	4	5	5
Commercial and Industrial	105	12	74
Consumer	93	121	97
	207	255	185
Net Charge Offs (Recoveries):
Consumer Real Estate	8	(13)	(9)
Agriculture Real Estate	-	(104)	-
Agricultural	-	-	-
Commercial Real Estate	(4)	(5)	(5)
Commercial and Industrial	(4)	(12)	(68)
Consumer	70	61	108
	70	(73)	26
Provision for credit loss	316	960	2,208
Allowance for Credit Losses - June 30,	25,270	24,910	18,424
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,928	2,099	1,167
Total Allowance for Credit Losses - June 30,	$27,198	$27,009	$19,591
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.10%	0.25%	0.26%
Ratio of the Allowance for Credit Losses to Loans	0.99%	0.99%	0.91%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	1016.08%	395.71%	351.44%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	1016.08%	395.71%	351.44%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, net of deferred fees and costs at June 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $612 thousand or a daily average outstanding balance of $1.2 million.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

Loans classified as nonaccrual were lower as of June 30, 2024 at $2.5 million as compared to $6.3 million as of June 30, 2023. The agricultural real estate loan portfolio saw the largest decrease at $3.9 million while the commercial real estate loan portfolio and commercial and industrial loan portfolio decreased a combined $581 thousand as compared to June 30, 2023. These decreases were offset by an increase in the consumer real estate loan portfolio of $637 thousand.

Noninterest Income

Noninterest income was down $836 thousand for the six months ended June 30, 2024 over the same time frame in 2023. Servicing rights income for 1-4 family and agricultural real estate loans decreased $2.2 million. This was due to the establishment of agricultural real estate servicing rights of $1.5 million in the first quarter of 2023 and a change in the accounting estimate of $712 thousand in the second quarter of 2023. Combined service fees increased by $146 thousand as compared to the six months ended June 30, 2023. Bank owned life insurance cash surrender value increased $55 thousand.

The Company has seen relatively flat mortgage production volume. The gain on the sale of these loans was $246 thousand higher for the six months ended June 30, 2024 over the same period in 2023. Originations of loans held for sale for the six months ended June 30, 2024 were $23.4 million with proceeds from sale at $23.7 million for 2024 compared to 2023’s activity of $15.0 million in originations and $14.5 million in sales. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Noninterest Expense

For the six months ended June 30, 2024, noninterest expenses were $1.4 million higher than for the same period in 2023. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $2.3 million in total. This was comprised of increased salaries of $2.3 million which included one-time special payments of $388 thousand; restricted stock award expense of $148 thousand which was primarily attributed to the acceleration of stock awards and incentive accrual of $948 thousand. Employee benefits increased $47 thousand over 2023. The increase was due to the investment in people for our strategic growth initiative. Advertising and public relations expense decreased $295 thousand due to expenses in 2023 related to the new logo launch that were not repeated in 2024. Data processing and ATM expenses decreased $1.0 million as a result of the new 60 month contract signed in December 2023. The additional cost of offices is also evident in the increased expenses in net occupancy with additional lease expenses of $276 thousand and building depreciation of $231 thousand offset with reduced general insurance expense of $85 thousand and increased building rent generated by FM Investments of $61 thousand. Furniture and equipment increased with additional maintenance contract expense of $240 thousand and furniture and equipment depreciation of $60 thousand. General and administrative expense decreased $694 thousand as 2023 included $469 thousand related to the conversion of the credit card platform and $108 thousand of scorecard conversion expense that represented awards to customers that the Company paid to honor rather than allowing them to be lost in the conversion. The other items on this line of significance include the reduction in postage and printing expense combined of $125 thousand and check and other losses of $82 thousand.

Income Taxes

Income tax expense was $218 thousand lower for the six months ended June 30, 2024 compared to the same period in 2023, due to lower earnings. 2024 included an additional $220 thousand of income tax expense related to the adoption of ASU 2023-02 LIHTC as presented in Note 8 and Note 12. Effective tax rates were 20.78% and 19.99% for six months ended June 30, 2024 and 2023 respectively. Excluding the additional $220 thousand of income tax expense, the effective rate would have been 19.20%.

Net Income

Results overall, net income for the six months ended June 30, 2024 was down $1.4 million as compared to the same period last year. Net interest income was down $307 thousand or 0.7% as the increased interest expense exceeded the increased interest income. Provision for credit losses for loans and unfunded commitments decreased $861 thousand compared to 2023. Noninterest income decreased $836 thousand and noninterest expense increased $1.4 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.06%	-3.74%	Rising	3.00%	88,038	-6.68%
3.11%	-2.11%	Rising	2.00%	90,259	-4.32%
3.24%	1.94%	Rising	1.00%	94,924	0.62%
3.18%	0.00%	Flat	0.00%	94,339	0.00%
3.17%	-0.27%	Falling	-1.00%	94,635	0.31%
3.09%	-2.68%	Falling	-2.00%	93,219	-1.19%
2.96%	-6.74%	Falling	-3.00%	90,467	-4.10%

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

The shock chart currently shows a slight widening in net interest margin over the next twelve months in a rising rate environment up to a 1.00% increase and a tightening compared to 2.00% as it moves from 1.00% towards the 3.00% increase as well as in the falling rate environments. This is indicative of what the Company experienced over the previous 18 months when rates increased quickly. A benefit in the initial 100 basis point rise was overshadowed by the higher spread increase in the cost of funds as the rates continued to rise. The 1.00% rising rate scenario is predicted to expand the net interest margin and produce a higher level of net interest income. Cost of funds are at 3.12% for the year so the falling shock of 300 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. However, there are certificates of deposit and FHLB term advances whose ability to reprice are outside of the twelve month term. Much of the legacy nonmaturity deposit rates are also lower than the percentage of shock. This is why the negative percentage increases as the rate decrease rises. Once the shocks are falling over 100 basis points, there are limited funds to reprice lower and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to review and uses external assistance to monitor and adjust our assumptions concerning decay rates, key rate ties on certain deposit accounts and prepayment speeds on loans. Rates are modified as index rates change. Both directional changes are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

Uninsured Deposit Risk

Uninsured deposits based on FDIC coverage as a percentage of total deposits was 21.7% as of June 30, 2024, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 10.5%. The use of the financial network products, such as the Certificate of Deposit Account Registry (CDARS) and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

Recent Events Impacting the Financial Services Industry

A heightened likelihood of rate changes is impacting the financial services industry as institutions may be impacted by a mismatch of the amount of assets versus liabilities on the balance sheet immediately repricing. Adding to the possible rate change is the complication of the length and effect of an inverted yield curve. The first rate change will assess the validity of assumptions in the institutions’ asset liability models.

The outcome of the upcoming political races has the potential to cause disruption within the industry. Many regulatory regulations are currently in a limbo status and whose enactment or enforcement may or may not become effective depending on the results of the elections in the fourth quarter 2024.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2024 to 4/30/2024	—	—	—	650,000

5/1/2024 to 5/31/2024	1,000	21.90	1,000	649,000

6/1/2024 to 6/30/2024	10,000	21.75	10,000	639,000
Total	11,000	21.76	11,000	639,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2024. On that date, the Board of Directors authorized the repurchase of 650,000 common shares between January 16, 2024 and December 31, 2024.
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
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2024).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	August 7. 2024	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	August 7. 2024	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer