Form 10-Q
period 2024-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2024-11-06
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,699,482
Class	Outstanding as of November 1, 2024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - September 30, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2024 and September 30, 2023	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2024 and September 30, 2023	6

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Nine Months Ended September 30, 2024 and September 30, 2023	7

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2024 and September 30, 2023	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	76

Item 4.	Controls and Procedures	77

PART II.	OTHER INFORMATION	77

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	80

Item 4.	Mine Safety Disclosures	80

Item 5.	Other Information	80

Item 6.	Exhibits	81

Signatures		82

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$244,572	$140,917
Federal funds sold	932	1,284
Total cash and cash equivalents	245,504	142,201
Interest-bearing time deposits	2,727	2,740
Securities - available-for-sale	404,881	358,478
Other securities, at cost	15,028	17,138
Loans held for sale	1,706	1,576
Loans, net of allowance for credit losses of $25,484 and $25,024	2,512,852	2,556,167
Premises and equipment	33,779	35,790
Construction in progress	35	8
Goodwill	86,358	86,358
Loan servicing rights	5,644	5,648
Bank owned life insurance	34,624	33,907
Other assets	46,047	43,218
Total Assets	$3,389,185	$3,283,229

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$481,444	$528,465
Interest-bearing
NOW accounts	865,617	816,790
Savings	661,565	599,191
Time	676,187	663,017
Total deposits	2,684,813	2,607,463
Securities sold under agreements to repurchase	27,292	28,218
Federal Home Loan Bank (FHLB) advances	263,081	265,750
Subordinated notes, net of unamortized issuance costs	34,789	34,702
Dividend payable	2,998	2,974
Accrued expenses and other liabilities	40,832	27,579
Total liabilities	3,053,805	2,966,686

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued 14,564,425 shares 9/30/24 and 12/31/23; outstanding 13,702,593 shares 9/30/24 and 13,664,641 shares 12/31/23	135,193	135,515
Treasury stock - 861,832 shares 9/30/24 and 899,784 shares 12/31/23	(10,904)	(11,040)
Retained earnings	230,465	221,080
Accumulated other comprehensive loss	(19,374)	(29,012)
Total stockholders' equity	335,380	316,543
Total Liabilities and Stockholders' Equity	$3,389,185	$3,283,229

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2023, Condensed Consolidated Balance Sheet has been derived from the audited Condensed Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Income
Loans, including fees	$36,873	$33,783	$108,666	$94,851
Debt securities:
U.S. Treasury and government agencies	1,467	1,005	3,660	3,103
Municipalities	387	392	1,170	1,201
Dividends	334	246	994	517
Federal funds sold	7	6	21	36
Other	2,833	927	7,210	1,830
Total interest income	41,901	36,359	121,721	101,538
Interest Expense
Deposits	16,947	13,323	48,714	31,908
Federal funds purchased and securities sold under agreements to repurchase	277	349	837	1,181
Borrowed funds	2,804	2,741	8,235	6,134
Subordinated notes	284	284	853	853
Total interest expense	20,312	16,697	58,639	40,076
Net Interest Income - Before Provision for Credit Losses	21,589	19,662	63,082	61,462
Provision for Credit Losses - Loans	282	460	598	1,420
Provision for Credit Losses - Off Balance Sheet Credit Exposures	(267)	(76)	(551)	(143)
Net Interest Income - After Provision for Credit Losses	21,574	19,278	63,035	60,185
Noninterest Income
Customer service fees	300	248	1,087	917
Other service charges and fees	1,155	1,133	3,297	3,253
Interchange income	1,315	1,266	4,074	4,008
Loan servicing income	710	502	1,762	3,739
Net gain on sale of loans	215	294	636	469
Increase in cash surrender value of bank owned life insurance	265	221	717	618
Net loss on sale of available-for-sale securities	-	-	-	(891)
Total noninterest income	3,960	3,664	11,573	12,113
Noninterest Expense
Salaries and wages	7,713	6,777	23,148	19,934
Employee benefits	2,112	2,066	6,395	6,302
Net occupancy expense	1,054	950	3,080	2,646
Furniture and equipment	1,472	1,189	4,232	3,652
Data processing	339	840	1,287	2,362
Franchise taxes	410	434	1,230	1,179
ATM expense	472	640	1,342	1,946
Advertising	597	865	1,646	2,209
Net (gain) loss on sale of other assets owned	-	49	(49)	49
FDIC assessment	516	586	1,603	1,388
Servicing rights amortization - net	219	106	574	429
Loan expense	244	241	724	809
Consulting fees	251	179	635	640
Professional fees	453	358	1,425	1,099
Intangible asset amortization	445	445	1,334	1,334
Other general and administrative	1,128	1,319	3,956	4,841
Total noninterest expense	17,425	17,044	52,562	50,819

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income Before Income Taxes	8,109	5,898	22,046	21,479
Income Taxes	1,593	1,121	4,489	4,235
Net Income	$6,516	$4,777	$17,557	$17,244
Basic Earnings Per Share	$0.48	$0.35	$1.28	$1.26
Diluted Earnings Per Share	$0.48	$0.35	$1.28	$1.26
Dividends Declared	$0.22125	$0.21	$0.66125	$0.63

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income	$6,516	$4,777	$17,557	$17,244
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	11,664	(4,514)	12,200	(2,480)
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	-	891
Net unrealized gain (loss) on available-for-sale securities	11,664	(4,514)	12,200	(1,589)
Tax expense (benefit)	2,449	(947)	2,562	(333)
Other comprehensive income (loss)	9,215	(3,567)	9,638	(1,256)
Comprehensive Income	$15,731	$1,210	$27,195	$15,988

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE and NINE Months Ended September 30, 2024

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2024	13,664,641	$135,515	$(11,040)	$221,080	$(29,012)	$316,543
Net income	-	-	-	5,359	-	5,359
Other comprehensive loss	-	-	-	-	(1,577)	(1,577)
Purchase of treasury stock	(4,490)	-	(94)	-	-	(94)
Issuance of 23,369 shares of restricted stock (Net of forfeitures - 250)	23,119	(467)	283	184	-	-
Stock-based compensation expense	-	434	-	-	-	434
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - March 31, 2024	13,683,270	135,482	(10,851)	223,648	(30,589)	317,690
Net income	-	-	-	5,682	-	5,682
Other comprehensive income	-	-	-	-	2,000	2,000
Purchase of treasury stock	(11,000)	-	(239)	-	-	(239)
Forfeiture of 1,200 shares of restricted stock	(1,200)	27	(26)	(1)	-	-
Stock-based compensation expense	-	320	-	-	-	320
Director stock award	8,874	-	110	76	-	186
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - June 30, 2024	13,679,944	$135,829	$(11,006)	$226,430	$(28,589)	$322,664
Net income	-	-	-	6,516	-	6,516
Other comprehensive income	-	-	-	-	9,215	9,215
Purchase of treasury stock	(12,901)	-	(331)	-	-	(331)
Issuance of 36,800 shares of restricted stock (Net of forfeitures - 1,250)	35,550	(950)	433	517	-	-
Stock-based compensation expense	-	314	-	-	-	314
Cash dividends declared - $0.22125 per share	-	-	-	(2,998)	-	(2,998)
Balance - September 30, 2024	13,702,593	$135,193	$(10,904)	$230,465	$(19,374)	$335,380

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net income	$17,557	$17,244
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,052	2,587
Amortization of premiums on available-for-sale securities, net	905	1,150
Capitalized additions to servicing rights	(570)	(2,567)
Servicing rights amortization and impairment	574	429
Amortization of core deposit intangible	1,242	1,242
Amortization of customer list intangible	92	92
Net accretion of fair value adjustments	(2,063)	(2,909)
Amortization of subordinated note issuance costs	87	87
Stock-based compensation expense	1,068	949
Director stock awards	186	180
Provision for credit losses - loans	598	1,420
Provision for credit losses - off balance sheet credit exposures	(551)	(143)
Gain on sale of loans held for sale	(636)	(469)
Originations of loans held for sale	(36,545)	(26,337)
Proceeds from sale of loans held for sale	37,051	26,594
Gain on derivatives	(62)	-
(Gain) loss on sale of other assets owned	(49)	49
Loss on sales of securities available-for-sale	-	891
Increase in cash surrender value of bank owned life insurance	(717)	(618)
Change in other assets and other liabilities, net	8,645	(8,307)
Net cash provided by operating activities	29,864	11,564
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	21,029	16,940
Sales	-	21,963
Purchases	(56,137)	-
Activity in other securities, at cost:
Sales	-	1,573
Purchases	(1,789)	(8,769)
Proceeds from redemption of FHLB stock	1,518	-
Change in interest-bearing time deposits	13	1,453
Proceeds from sale of other assets owned	89	216
Additions to premises and equipment	(1,142)	(8,995)
Loan originations and principal collections, net	45,672	(170,471)
Net cash provided by (used in) investing activities	9,253	(146,090)
Cash Flows from Financing Activities
Net change in deposits	77,350	106,820
Net change in federal funds purchased and securities sold under agreements to repurchase	(926)	(23,679)
Proceeds from FHLB advances	15,000	345,000
Repayment of FHLB advances	(17,650)	(206,146)
Repayment of other borrowings	-	(10,000)
Purchase of treasury stock	(664)	(199)
Cash dividends paid on common stock	(8,924)	(8,497)
Net cash provided by financing activities	64,186	203,299
Net Increase in Cash and Cash Equivalents	103,303	68,773
Cash and Cash Equivalents - Beginning of year	142,201	84,409
Cash and Cash Equivalents - End of period	$245,504	$153,182

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental Information
Supplemental cash flow information:
Interest paid	$57,571	$37,055
Income taxes paid	1,900	5,000
Supplemental noncash disclosures:
Cash dividends declared not paid	2,998	2,838

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that are expected for the year ended December 31, 2024. The condensed consolidated balance sheet of the Company as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $69 thousand which is being amortized over 5.2 years.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning Balance	$450	$680	$566	$798
Additions	-	2	-	6
Accretion	(58)	(58)	(174)	(174)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	(6)
Ending Balance	$392	$624	$392	$624

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning Balance	$2,124	$3,572	$2,795	$4,236
Additions	-	14	-	39
Accretion	(335)	(456)	(1,006)	(1,145)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$1,789	$3,130	$1,789	$3,130

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

been allocated to core deposit intangible included in other assets and will be amortized over seven years on a straight line basis. Goodwill of $7.9 million, which resulted from the acquisition, consists largely of the synergies and economies of scale expected from combining the operations of the Company and Ossian State Bank and is deductible for tax purposes over 15 years.

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning Balance	$206	$382	$294	$470
Additions	-	-	-	-
Accretion	(44)	(44)	(132)	(132)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$162	$338	$162	$338

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning Balance	$146	$575	$363	$785
Additions	-	6	-	11
Accretion	(109)	(109)	(327)	(324)
Reclassification from nonaccretable difference	-	-	1	-
Disposals	-	-	-	-
Ending Balance	$37	$472	$37	$472

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortization expense of the core deposit intangible for the nine months ended September 30, 2023 was $1.2 million. Of the approximately $1.7 million to be expensed in 2024, $1.2 million has been expensed for the nine months ended September 30, 2024. Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the nine months ended September 30, 2023 was $92 thousand. Of the $123 thousand to be expensed in 2024, $92 thousand has been expensed for the nine months ended September 30, 2024. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2024	$123
2025	123
2026	123
2027	48
2028	-
Thereafter	-
$417

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2024 and December 31, 2023, are as follows:

	(In Thousands)
	September 30, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$109,394	$170	$(4,431)	$105,133
U.S. Government agencies	144,675	57	(8,372)	136,360
Mortgage-backed securities	105,479	297	(9,083)	96,693
State and local governments	69,858	122	(3,285)	66,695
Total available-for-sale securities	$429,406	$646	$(25,171)	$404,881

	(In Thousands)
	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$87,182	$1	$(6,913)	$80,270
U.S. Government agencies	140,960	-	(12,738)	128,222
Mortgage-backed securities	94,061	-	(11,929)	82,132
State and local governments	73,000	135	(5,281)	67,854
Total available-for-sale securities	$395,203	$136	$(36,861)	$358,478

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

If the unrealized loss is determined to be the result of credit quality factors, the present value of the cash flows expected to be collected is compared to the amortized cost basis. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Adjustments to the allowance are recorded in the Company's consolidated statement of income as a component of the provision for credit losses. The table below is presented by category of security and length of time in a continuous loss position. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2024
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(1)	$248	$(4,430)	$72,558	$(4,431)	$72,806
U.S. Government agencies	-	-	(8,372)	132,490	(8,372)	132,490
Mortgage-backed securities	-	-	(9,083)	72,452	(9,083)	72,452
State and local governments	(6)	1,902	(3,279)	54,966	(3,285)	56,868
Total available-for-sale securities	$(7)	$2,150	$(25,164)	$332,466	$(25,171)	$334,616

	(In Thousands)
	December 31, 2023
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(4)	$494	$(6,909)	$79,528	$(6,913)	$80,022
U.S. Government agencies	-	-	(12,738)	128,222	(12,738)	128,222
Mortgage-backed securities	(20)	4,372	(11,909)	77,759	(11,929)	82,131
State and local governments	(2)	931	(5,279)	60,402	(5,281)	61,333
Total available-for-sale securities	$(26)	$5,797	$(36,835)	$345,911	$(36,861)	$351,708

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and nine months ended September 30, 2024 and September 30, 2023.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross realized gains	$-	$-	$-	$12
Gross realized losses	-	-	-	(903)
Net realized losses	$-	$-	$-	$(891)
Tax benefit related to net realized losses	$-	$-	$-	$(187)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$46,191	$45,568
After one year through five years	255,064	241,067
After five years through ten years	21,268	20,144
After ten years	1,404	1,409
Total	$323,927	$308,188
Mortgage-backed securities	105,479	96,693
Total	$429,406	$404,881

Investments with a carrying value of $214.8 million and $194.1 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $32.2 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at September 30, 2024. These investments were reallocated from the $61.7 million that were pledged to the Federal Reserve's Bank Term Funding Program (BTFP) at December 31, 2023. The BTFP was discontinued in March of 2024. The remaining investments pledged to BTFP were released.

Other securities primarily include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $15.0 million as of September 30, 2024 and $14.8 million as of December 31, 2023.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of September 30, 2024 and December 31, 2023 are summarized below:

	(In Thousands)
Loans:	September 30, 2024	December 31, 2023
Consumer Real Estate	$524,055	$521,895
Agricultural Real Estate	220,328	223,791
Agricultural	137,252	132,560
Commercial Real Estate	1,301,160	1,337,766
Commercial and Industrial	260,732	254,935
Consumer	67,394	79,591
Other	25,916	30,136
	2,536,837	2,580,674
Less: Net deferred loan fees and costs and other*	1,499	517
	2,538,336	2,581,191
Less: Allowance for credit losses	(25,484)	(25,024)
Loans - Net	$2,512,852	$2,556,167

*This chart contains fair value adjustments to the basis of derivatives in the amount of $3.0 million at September 30, 2024 and $2.7 million at December 31, 2023.

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2024 and December 31, 2023:

	(In Thousands)
	September 30, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$311,679	$212,376	$329,142	$192,753
Agricultural Real Estate	122,465	97,863	123,783	100,008
Agricultural	49,635	87,617	56,269	76,291
Commercial Real Estate	959,346	341,814	1,024,989	312,777
Commercial and Industrial	135,030	125,702	131,385	123,550
Consumer	67,363	31	79,526	65
Other	16,200	9,716	20,552	9,584

As of September 30, 2024 and December 31, 2023 one to four family residential mortgage loans amounting to $194.3 million and $210.9 million, respectively, and HELOC loans amounting to $11.4 million and $12.1 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank. The Bank has also pledged eligible commercial real estate loans of $358.8 million and $158.9 million as of September 30, 2024 and December 31, 2023, respectively, to the FHLB. During the second quarter of 2024, the Bank began pledging eligible multi-family real estate loans to the FHLB which amounted to $46.2 million as of September 30, 2024.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of September 30, 2024 and December 31, 2023, net of deferred loan fees and costs:

	(In Thousands)
September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$2,854	$128	$1,091	$4,073	$520,197	$524,270	$-
Agricultural Real Estate	-	-	-	-	220,051	220,051	-
Agricultural	35	13	91	139	137,448	137,587	-
Commercial Real Estate	-	-	360	360	1,298,569	1,298,929	-
Commercial and Industrial	50	28	11	89	286,315	286,404	-
Consumer	207	17	-	224	67,826	68,050	-
Total	$3,146	$186	$1,553	$4,885	$2,530,406	$2,535,291	$-

	(In Thousands)
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,914	$137	$670	$2,721	$519,187	$521,908	$-
Agricultural Real Estate	-	3,429	55	3,484	219,995	223,479	-
Agricultural	-	1,132	2,977	4,109	128,654	132,763	-
Commercial Real Estate	380	-	255	635	1,334,440	1,335,075	-
Commercial and Industrial	145	-	199	344	284,550	284,894	-
Consumer	218	37	26	281	80,072	80,353	-
Total	$2,657	$4,735	$4,182	$11,574	$2,566,898	$2,578,472	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by class of loans as of September 30, 2024 and as of December 31, 2023:

	(In Thousands)
	September 30, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,687	$2,197	$-
Agricultural Real Estate	125	125	-
Agricultural	105	105	-
Commercial Real Estate	360	360	-
Commercial & Industrial	39	39	-
Consumer	72	72	-
Total	$2,388	$2,898	$-

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

Two borrower relationships resulted in a decrease to nonaccrual totals of $15.9 million in the agricultural real estate portfolio and $4.4 million in the agricultural portfolio as compared to December 31, 2023. The Company recognized interest income of $28 thousand for the three months ended September 30, 2024 on nonaccrual loans and $69 thousand for the first nine months of 2024. The Company recognized interest income of $74 thousand and $210 thousand on nonaccrual loans for the three and nine months ending September 30, 2023 respectively.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans by portfolio class and year of origination, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2024 and December 31, 2023:

	(In Thousands)
	September 30, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$32,347	$67,066	$81,338	$91,901	$77,460	$112,018	$462,130	$58,545	$91	$520,766
Special Mention (5)	-	-	38	416	-	122	576	19	-	595
Substandard (6)	-	-	611	790	229	1,126	2,756	153	-	2,909
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$32,347	$67,066	$81,987	$93,107	$77,689	$113,266	$465,462	$58,717	$91	$524,270
Gross charge-offs YTD	$-	$-	$-	$-	$-	$13	$13	$-	$-	$13

Agricultural Real Estate
Risk Rating
Pass (1-4)	$20,875	$28,716	$35,451	$23,600	$24,451	$80,510	$213,603	$92	$-	$213,695
Special Mention (5)	-	-	246	-	-	14	260	-	-	260
Substandard (6)	5,966	-	125	-	-	5	6,096	-	-	6,096
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$26,841	$28,716	$35,822	$23,600	$24,451	$80,529	$219,959	$92	$-	$220,051
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$7,996	$11,712	$15,845	$6,593	$3,569	$4,172	$49,887	$84,934	$11	$134,832
Special Mention (5)	-	19	-	8	-	-	27	30	-	57
Substandard (6)	1,101	24	-	-	42	-	1,167	1,531	-	2,698
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$9,097	$11,755	$15,845	$6,601	$3,611	$4,172	$51,081	$86,495	$11	$137,587
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	September 30, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$70,907	$212,460	$418,161	$221,122	$116,176	$210,309	$1,249,135	$-	$-	$1,249,135
Special Mention (5)	-	33,610	12,716	-	1,366	-	47,692	-	-	47,692
Substandard (6)	-	905	-	-	-	1,197	2,102	-	-	2,102
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$70,907	$246,975	$430,877	$221,122	$117,542	$211,506	$1,298,929	$-	$-	$1,298,929
Gross charge-offs YTD	$-	$-	$-	$-	$-	$15	$15	$-	$-	$15

Commercial & Industrial
Risk Rating
Pass (1-4)	$25,573	$57,631	$42,542	$16,616	$15,185	$1,689	$159,236	$96,175	$144	$255,555
Special Mention (5)	-	72	-	194	-	337	603	2	-	605
Substandard (6)	41	446	11	-	-	132	630	3,698	-	4,328
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$25,614	$58,149	$42,553	$16,810	$15,185	$2,158	$160,469	$99,875	$144	$260,488
Gross charge-offs YTD	$-	$-	$-	$-	$101	$-	$101	$-	$5	$106

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$16,439	$5,299	$4,178	$25,916	$-	$-	$25,916
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$16,439	$5,299	$4,178	$25,916	$-	$-	$25,916
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$77,298	$88,695	$90,139	$82,680	$32,302	$94,294	$465,408	$52,904	$-	$518,312
Special Mention (5)	1,228	40	-	-	-	134	1,402	-	-	1,402
Substandard (6)	-	261	558	163	246	952	2,180	14	-	2,194
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$78,526	$88,996	$90,697	$82,843	$32,548	$95,380	$468,990	$52,918	$-	$521,908
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$30,504	$37,199	$25,168	$25,874	$18,456	$68,651	$205,852	$97	$-	$205,949
Special Mention (5)	-	861	14	-	149	359	1,383	-	-	1,383
Substandard (6)	-	-	12,196	186	259	3,506	16,147	-	-	16,147
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$30,504	$38,060	$37,378	$26,060	$18,864	$72,516	$223,382	$97	$-	$223,479
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$17,787	$20,330	$8,356	$4,476	$3,856	$1,880	$56,685	$69,824	$-	$126,509
Special Mention (5)	38	621	112	-	-	-	771	330	-	1,101
Substandard (6)	514	634	2,009	498	-	-	3,655	1,498	-	5,153
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$18,339	$21,585	$10,477	$4,974	$3,856	$1,880	$61,111	$71,652	$-	$132,763
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$224,232	$438,716	$245,273	$122,656	$136,225	$99,378	$1,266,480	$-	$-	$1,266,480
Special Mention (5)	34,864	9,100	-	10,793	626	12,342	67,725	-	-	67,725
Substandard (6)	-	-	-	-	-	795	795	-	-	795
Doubtful (7)	-	-	-	75	-	-	75	-	-	75
Total Commercial Real Estate	$259,096	$447,816	$245,273	$133,524	$136,851	$112,515	$1,335,075	$-	$-	$1,335,075
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$56,224	$51,663	$24,876	$20,071	$2,142	$932	$155,908	$90,018	$-	$245,926
Special Mention (5)	716	69	211	146	437	357	1,936	6,016	-	7,952
Substandard (6)	74	454	-	-	31	17	576	122	-	698
Doubtful (7)	-	-	-	182	-	-	182	-	-	182
Total Commercial & Industrial	$57,014	$52,186	$25,087	$20,399	$2,610	$1,306	$158,602	$96,156	$-	$254,758
Gross charge-offs YTD	$-	$-	$-	$565	$-	$-	$565	$-	$-	$565

Other
Risk Rating
Pass (1-4)	$2,810	$-	$16,761	$5,790	$445	$4,330	$30,136	$-	$-	$30,136
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$2,810	$-	$16,761	$5,790	$445	$4,330	$30,136	$-	$-	$30,136
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2024 and December 31, 2023 by year of origination.

	(In Thousands)
	September 30, 2024
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$10,805	$15,819	$30,544	$6,859	$2,879	$868	$67,774	$203	$67,977
Nonperforming	26	4	39	-	4	-	73	-	73
Total Consumer	$10,831	$15,823	$30,583	$6,859	$2,883	$868	$67,847	$203	$68,050
Gross charge-offs YTD	$161	$45	$50	$10	$-	$-	$266	$-	$266

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by collateral as of September 30, 2024 and December 31, 2023:

(In Thousands)
September 30, 2024
Collateral
Dependent Loans
Consumer Real Estate	$2,204
Agricultural Real Estate	125
Agricultural	50
Commercial Real Estate	359
Commercial & Industrial	28
Consumer	-
Total	$2,766

(In Thousands)
December 31, 2023
Collateral
Dependent Loans
Consumer Real Estate	$1,518
Agricultural Real Estate	15,888
Agricultural	4,998
Commercial Real Estate	255
Commercial & Industrial	17
Consumer	-
Total	$22,676

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three and nine months ended September 30, 2024, there were no new loan modifications to borrowers experiencing financial difficulty. One modified loan previous to 2024 was partially charged off during the first quarter of 2024 while one modified loan previous to 2024 was paid off during the first quarter of 2024.

During the nine months ended September 30, 2023, one new loan was considered a modification to a borrower experiencing financial difficulty. The modification during the second quarter of 2023 consisted of refinancing at a higher balance to a borrower experiencing financial difficulty that would not have otherwise been granted to a borrower. The amount of the new money increase to the loan balance was $411 thousand. No additional funds are being advanced.

For the three months ended September 30, 2024 and 2023, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For the Bank’s collateral dependent loans, the Bank applied the fair value of collateral. To determine fair value of collateral, collateral asset values securing a collateral dependent loan were periodically evaluated. Maximum time of re-evaluation was every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations were obtained. Until such time that updated appraisals were received, the Bank may have discounted the collateral value used.

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

As of September 30, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $755 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $679 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2023. As of September 30, 2023, the Company had no foreclosed residential real estate property obtained by physical possession and $92 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

The allowance does not include an accretable yield of $2.4 million and $4.0 million as of September 30, 2024 and December 31, 2023, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and nine months ended September 30, 2024 and September 30, 2023 in addition to the ending balances as of December 31, 2023:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended September 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,201	$926	$285	$16,319	$3,367	$1,172	$25,270
Provision for credit losses - loans	161	11	(24)	148	(2)	(12)	282
Charge-offs	-	-	-	(15)	(5)	(103)	(123)
Recoveries	1	-	-	3	22	29	55
Ending Balance	$3,363	$937	$261	$16,455	$3,382	$1,086	$25,484

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024
Provision for credit losses-loans	(211)	625	(75)	(937)	1,268	(72)	598
Charge-offs	(13)	-	-	(15)	(106)	(266)	(400)
Recoveries	6	-	-	7	127	122	262
Ending Balance	$3,363	$937	$261	$16,455	$3,382	$1,086	$25,484

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended September 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,998	$237	$107	$16,681	$2,767	$1,120	$24,910
Provision for credit losses - loans	(170)	77	78	123	(65)	417	460
Charge-offs	-	-	-	-	-	(148)	(148)
Recoveries	14	1	-	1	6	33	55
Ending Balance	$3,842	$315	$185	$16,805	$2,708	$1,422	$25,277

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate		Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998		$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	-	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses-loans	(57)		27	84	1,374	(527)	519	1,420
Charge-offs	-		-	-	-	-	(330)	(330)
Recoveries	27		105	-	6	18	154	310
Ending Balance	$3,842		$315	$185	$16,805	$2,708	$1,422	$25,277

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Year Ended December 31, 2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998	$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	(166)	(650)	3,501	(2,165)	170	3,564
Provision for credit losses - loans	(326)	24	225	1,967	(643)	451	1,698
Charge-offs	-	-	-	-	(565)	(425)	(990)
Recoveries	35	105	10	8	84	197	439
Ending Balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables break down the activity in the AULC for the three and nine months ended September 30, 2024 and September 30, 2023 in addition to the ending balances as of December 31, 2023:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended September 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,928
Provision for credit losses - off balance sheet credit exposures	(267)
Charge-offs	-
Recoveries	-
Ending Balance	$1,661

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Nine Months Ended September 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Provision for credit losses-off balance sheet credit exposures	(551)
Charge-offs	-
Recoveries	-
Ending Balance	$1,661

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $366.0, $368.2 and $367.8 million at September 30, 2024 and 2023 and at December 31, 2023, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $140.3, $137.1 and $135.8 million at September 30, 2024 and 2023 and at December 31, 2023, respectively.

The balance of capitalized servicing rights included in assets at September 30, 2024 and December 31, 2023 for 1-4 family real estate loans, was $3.5 million for both periods. Agricultural real estate loan servicing rights, established in 2023, were $2.2 million and $2.2 million at September 30, 2024 and December 31, 2023, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of September 30, 2024 and 2023 was $5.2 million and $5.3 million, respectively, and at December 31, 2023 was $5.5 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.7 million and $2.3 million as of September 30, 2024 and 2023, respectively, and was $2.2 million at December 31, 2023. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 7.2% and 6.5% were utilized at September 30, 2024 and 2023, respectively, and 6.3% at December 31, 2023. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 0.156% and 1.209% for fixed rate agricultural real estate loans at September 30, 2024 and 2023, respectively, compared to 0.894% at December 31, 2023. At September 30, 2024, two 1-4 family real estate strata, which included 87 of the total 3,695 loans, were slightly below the carrying value using a discount yield of 5.27% which resulted in the need to establish a $2 thousand valuation allowance. At September 30, 2024, the carrying value of twelve agricultural real estate strata, which included 33 of the total 613 loans, using an approximate discount rate of 8.51% were lower than fair value requiring a $47 thousand valuation allowance to be established.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance	$5,511	$5,637	$5,655	$3,549
Capitalized Additions	359	158	570	2,567
Amortization	(177)	(105)	(532)	(426)
Ending Balance, September 30,	5,693	5,690	5,693	5,690
Valuation Allowance	(49)	(3)	(49)	(3)
Servicing Rights net, September 30,	$5,644	$5,687	$5,644	$5,687

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Any stock awards to senior management are made in March with officers receiving any awards in August. On March 1, 2024, senior management received stock awards of 23,369 shares worth $472,054 while other officers received stock awards of 36,800 shares worth $979,616 during third quarter 2024. On March 1, 2023, senior management received stock awards of 21,700 shares worth $562,030 while other officers received stock awards of 41,225 shares worth $844,018 during third quarter 2023.

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings per share
Net income	$6,516	$4,777	$17,557	$17,244
Less: distributed earnings allocated to participating securities	(36)	(33)	(108)	(95)
Less: undistributed earnings allocated to participating securities	(40)	(20)	(97)	(90)
Net earnings available to common shareholders	$6,440	$4,724	$17,352	$17,059

Weighted average common shares outstanding including participating securities	13,687,119	13,650,823	13,679,955	13,633,101
Less: average unvested restricted shares	(158,748)	(152,127)	(159,823)	(146,184)
Weighted average common shares outstanding	13,528,371	13,498,696	13,520,132	13,486,917
Basic and diluted earnings per share	$0.48	$0.35	$1.28	$1.26

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

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2024 and December 31, 2023.

	(In Thousands)
	September 30, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$255,291	$3,045	$276,991	$2,719

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at September 30, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	2.8	$(2,943)	USD-SOFR-OIS	4.47%
Total swap portfolio at September 30, 2024	$100,000	2.8	$(2,943)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	3.6	$(2,679)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2023	$100,000	3.6	$(2,679)	USD-SOFR-OIS	4.47%

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $3.1million and $2.8 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at September 30, 2024 and December 31, 2023, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at September 30, 2024 and December 31, 2023.

	(In Thousands)
	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(2,943)	$100,000	$(2,679)
Total contracts	$100,000	$(2,943)	$100,000	$(2,679)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three and nine month period ended September 30, 2024 and September 30, 2023. The $2.8 million average balance of cash collateral pledged to counterparties for the year yielded $208 and $635 thousand of other interest income for the three and nine months ended September 30, 2024, respectively.

	(In Thousands)
	Three Months Ended		Nine Months Ended
Line Item in the Consolidated Statements of Income	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Income
Loans, including fees	$57	$-	$62	$-
Other	208	-	635	-
Total interest income	$265	$-	$697	$-

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

At September 30, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.7 million. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $991 thousand at September 30, 2024. This balance is reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The funded balance in qualified affordable housing projects was $2.4 million out of a total of $4.0 million committed at December 31, 2023.

During the three and nine months ended September 30, 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $111 thousand and $331 thousand, respectively, partially offset by tax credits and other benefits from its investments in affordable housing tax credits of $111 thousand and $329 thousand,

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

respectively. The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2024.

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

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$105,133	$-	$-
U.S. Government agencies	20,263	116,097	-
Mortgage-backed securities	-	96,693	-
State and local governments	-	65,049	1,646
Total Securities Available-for-Sale	$125,396	$277,839	$1,646
Interest rate swap liabilities	$-	$(2,943)	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$80,270	$-	$-
U.S. Government agencies	19,630	108,592	-
Mortgage-backed securities	-	82,132	-
State and local governments	-	65,394	2,460
Total Securities Available-for-Sale	$99,900	$256,118	$2,460
Interest rate swaps liabilities	$-	$(2,679)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine month periods ended September 30, 2024 and September 30, 2023.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at July 1, 2024	$520	$1,266	$1,786

Change in Fair Value	4	26	30

Payments, Maturities & Calls	(170)	-	(170)

Balance at September 30, 2024	$354	$1,292	$1,646

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2024	$1,188	$1,272	$2,460

Change in Fair Value	1	20	21

Payments, Maturities & Calls	(835)	-	(835)

Balance at September 30, 2024	$354	$1,292	$1,646

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2024 and December 31, 2023, such assets consist primarily of collateral dependent loans. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2024 and December 31, 2023, fair value of collateral dependent loans categorized as Level 3 was $2.8 million and $22.7 million, respectively.

During 2024 and 2023, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $49 thousand at September 30, 2024 and $7 thousand at December 31, 2023.

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2024
	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,766	$-	$-	$2,766
Loan servicing rights	(2)	-	-	(2)

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$22,676	$-	$-	$22,676
Loan servicing rights	58	-	-	58

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2024	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,646	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.14-3.95% (3.83%)

Collateral dependent loans	2,766	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-22.46% (4.46%)

Loan servicing rights	(2)	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	9.75-425.44% (104.97%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2023	Valuation Technique	Unobservable Inputs	Average)
State and local government	$2,460	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	-0.17-4.92% (3.49%)

Collateral dependent loans	22,676	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-50.00% (0.41%)

Loan servicing rights	58	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	5.11-22.80% (10.87%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2024 and December 31, 2023 are reflected below.

	(In Thousands)
	September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$245,504	$245,504	$245,504	$-	$-
Interest-bearing time deposits	2,727	2,742	-	2,742	-
Securities - available-for-sale	404,881	404,881	125,396	277,839	1,646
Other securities	15,028	15,028	-	-	15,028
Loans held for sale	1,706	1,706	-	-	1,706
Loans, net	2,512,852	2,454,546	-	-	2,454,546
Interest receivable	14,316	14,316	-	-	14,316

Financial Liabilities:
Interest bearing deposits	$1,527,182	$1,526,588	$-	$-	$1,526,588
Non-interest bearing deposits	481,444	481,444	481,444	-	-
Time deposits	676,187	676,172	-	-	676,172
Total Deposits	2,684,813	2,684,204	481,444	-	2,202,760

Federal funds purchased and securities sold under agreement to repurchase	27,292	27,292	-	-	27,292
Federal Home Loan Bank advances	263,081	249,109	-	-	249,109
Subordinated notes, net of unamortized issuance costs	34,789	30,642	-	30,642	-
Interest payable	6,527	6,527	-	-	6,527

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$142,201	$142,201	$142,201	$-	$-
Interest-bearing time deposits	2,740	2,725	-	2,725	-
Securities - available-for-sale	358,478	358,478	99,900	256,118	2,460
Other securities	17,138	17,138	-	-	17,138
Loans held for sale	1,576	1,552	-	-	1,552
Loans, net	2,556,167	2,396,540	-	-	2,396,540
Interest receivable	11,774	11,774	-	-	11,774

Financial Liabilities:
Interest bearing deposits	$1,415,981	$1,416,007	$-	$-	$1,416,007
Non-interest bearing deposits	528,465	528,465	528,465	-	-
Time deposits	663,017	656,141	-	-	656,141
Total Deposits	2,607,463	2,600,613	528,465	-	2,072,148

Federal funds purchased and securities sold under agreement to repurchase	28,218	28,218	-	-	28,218
Federal Home Loan Bank advances	265,750	260,400	-	-	260,400
Subordinated notes, net of unamortized issuance costs	34,702	30,676	-	30,676	-
Interest payable	5,441	5,441	-	-	5,441

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at September 30, 2024 or at December 31, 2023. Securities sold under agreement to repurchase were as follows at September 30, 2024 and December 31, 2023.

	(In Thousands)
	September 30, 2024
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$74	$-	$-	$27,218	$27,292
Total	$74	$-	$-	$27,218	$27,292

	(In Thousands)
	December 31, 2023
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$28,218	$28,218
Total	$-	$-	$-	$28,218	$28,218

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

	September 30, 2024		December 31, 2023
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(211)	$35,000	$(298)

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The benefits of slowing our growth continue to be evident in the financials as we realized a slight widening of our net interest margin accompanied with continued strong asset quality. Last quarter was aided by the collection of over $6.4 million in funds on nonaccrual loans, accounting for the largest improvement year-to-date. The payment provided for a principal decrease of $5.3 million and the processing of interest and fees of over $1 million. Past due loans over 30 days were 0.21% of total loans as of June 30, 2024, and remained low at 0.20% for September 30, 2024. Our net interest margin improved 2 basis points at 2.68% year-to-date as of September 30th compared to 2.66% year-to-date as of June 30, 2024. This was accomplished by increasing our asset yield greater than the cost funds increase. We are optimistic about continued improvement in asset yield from loans repricing higher and slowing, with eventually reversing, the direction of our cost of funds.

The F&M Commercial Banking Division saw loan demand continue to soften in Q3 2024. Overall lending rates have increased throughout 2024 and expect to retract with the Federal Reserve Board's 50 basis point reduction in the federal funds rate in September. Commercial clients have seen material availability improve, but inflationary impacts remain a concern in 2024. Credit quality of the commercial portfolio remains solid and Q3 collateral values and auction values are still holding consistent with previous quarters. F&M continues to monitor the portfolio closely for the impact of higher rates and inflationary pressures.

We experienced a minor uptick in Special Mention and Classified loans in the portfolio for the quarter, but criticized assets are still trending down for the year as our asset quality has remained very healthy.

Nonetheless, the Bank is seeing signs in the commercial real estate market that present future challenges as interest rate adjusters reset for adjustable-rate loans and commercial real estate in the office and retail sectors shows increasing vacancy. Asset quality remains very solid with non-performing assets declining, but the Bank continues to stress test its loan portfolio and credit metrics for weakness. The Bank is monitoring its commercial real estate portfolio very carefully and has internal thresholds in place for loan categories including office, retail, hospitality, non-owner occupied, development, and related segments.

The Bank had 18% of its commercial and agricultural loan portfolio reviewed by an independent third-party in the second quarter with no recommended risk rating changes and no material findings. The Bank expects to have a similar review with comparable coverage of the loan portfolio in the fourth quarter as well.

The Bank will benefit in profitability from the repricing loans and will continue to monitor that the tighter cash flows do not become a material issue of concern. For new borrowers, the higher price of credit remains an impediment to borrowing, as the cash flow is negatively impacted which speaks to why loan growth has slowed overall.

The F&M Home Loan Team stayed consistent in production. Mortgage rates have recovered and lowered to being in the low 6.00% range. Housing inventory is still low but has seen a slight increase this quarter. The Bank’s Home Loan Team continues to find the best mortgage solutions for all our clients while looking for opportunities to help with housing initiatives in our underserved areas of our communities utilizing our Hometown Advantage Mortgage program. Our gain on sale of loans has exceeded the yearly budget through the nine months ended September 30, 2024.

Harvest began in the F&M Ag portfolio in Q3 and we will monitor yields and farm income as we enter Q4. The growing conditions throughout our market area generally were favorable but late season dryness will likely reduce production. Commodity prices have declined from prior years highs with an expected decline in net farm income. The performance of our Ag businesses has been solid, but a decline in net farm income can potentially impact their performance. The strong profits realized in prior years has positioned our customer base well for a potential decline in income. Loan demand has been flat. Overall, the performance and financial standing of our agricultural portfolio remains strong.

The Bank was excited to have become a participant in the OHIO HOMEBUYER PLUS Saver program offered in conjunction with the State of Ohio to future Ohio homeowners to save for a home purchase within the next five years. During the quarter, the State of Ohio changed the terms of the offering due to the extremely unexpected high demand for the program. The Bank suspended offering of the product until such time as we can adjust our offering to the new conditions of the State. We expect to offer again in the fourth quarter under modified terms. The Bank can offer a higher than market interest rate to our depositor with the State placing a lower than market rate CD with the Bank to provide funding. The adjusted program is capped at $100 million in use and an account limitation of $100 thousand with the State only matching the first $25,000 with a lower than market rate.

Last quarter, the Bank had seen an increase in the number of foreclosure demand notices that needed to be sent. Three quarters of the notices were delivered to in-house customers with the total balance just under $1 million. The borrowers were spread throughout our market area and it represented the highest number of notices sent and the highest dollar amount of past due ($3.1 million) in the consumer home loan portfolio since the onset of COVID in 2020. For the current quarter ended, the number of active foreclosure demand notices are down along with the dollar amount of over 30 days past due. The Bank does not have any Other Real Estate Owned and 2 accounts are in the foreclosure process which will likely not be resolved until 2025.

Since the Federal Reserve raised rates the last couple of years, our net interest margin has suffered from our earning assets not repricing as quickly or by as much as our cost of funds. And while we are still not surpassing 2023 levels, we did see improvement in 2nd and 3rd quarters as mentioned previously. It is wonderful to see the expansion of the net interest margin, no matter how slight. The Bank continues to focus on lowering the cost of new funds and is enjoying the benefits of loans repricing higher.

Overall, net income for the quarter was higher than the previous quarter by over $800 thousand and over same quarter last year by $1.7 million. On a year-to-date basis, net income surpassed September 30, 2023’s by $313 thousand. The benefits of adjusting our focus for 2024 has begun to show in the financials. Capital balances as of September 30, 2024, increased $18.8 million over same date 2023. At the same time, the Company continues to increase our dividend for our shareholders, which remains a priority. The declared dividend in September 2024 included matching the previous quarterly declaration and adding a 1/8th of a cent to it. The Company’s annual dividend will have increased from $0.2375 in 2004 to $0.8825 in 2024, reflecting a 6.8% compound annual growth rate over this period. The Company continues to focus on improving our capital and overall financial performance. The steps may be small; however, they are continuing to move in a more positive direction.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (the “Company”) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiary is The Farmers & Merchants State Bank (the “Bank”), a local independent community bank that has been primarily serving Northwest Ohio, Northeast Indiana and Southeast Michigan since 1897. F&M Insurance Agency, LLC was formed in November of 2023. Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and located in Nevada was a subsidiary of the Company which was dissolved in December 2023. We report our financial condition and net income on a consolidated basis and we have only one segment.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year and a seven year fixed rate mortgage after which the interest rate will adjust annually. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area. The Bank began offering a low income home buyer mortgage program, currently Hometown Advantage Mortgage Program, in November of 2023.

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

At September 30, 2024, we had 446 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

On March 30, 2023, the Consumer Financial Protection Bureau (CFPB) issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses are defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data would be reported to the CFPB which would then make aggregated information publicly available. These new final rules have a phased implementation period with the largest lenders being required to collect and report data first.

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

A lawsuit filed in April 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the U.S. District Court for the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument is the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and which is based upon another pending lawsuit which is awaiting a hearing by the U.S. Supreme Court regarding CFPB's funding. On July 31, 2023, an injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. On August 4, 2023, a motion was filed by the Independent Community Bankers of America, the Independent Bankers Association of Texas, and Texas First Bank in the U.S. District Court for the Southern District of Texas requesting expansion of the injunction previously granted. In late October 2023, the federal judge granted the expansion of the injunctive relief to provide a nationwide injunction to all community banks and covered financial institutions thus ensuring relief was not limited by trade association membership. The U.S. Supreme Court issued its long-awaited decision on the challenge to the CFPB’s funding mechanism on May 16, 2024. The Supreme Court ruled that the CFPB’s funding does not violate the U.S. Constitution’s Appropriations Clause. Subsequently, the CFPB issued an interim final rule on June 25, 2024, to make date related adjustments on a day for day basis based on recent court orders involving ongoing litigation. This extended compliance dates for beginning data collection by 290 days. As a lender that originates at least 100 small business loans annually, data collection must now begin on January 16, 2026 with a filing deadline of June 1, 2027. The Bank remains attentive to the ongoing arguments, appeals, and related cases in the litigation involving the Section 1071 final rule.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2024, December 31, 2023, and September 30, 2023 there were no OREO property holdings.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $12.1 million and $10.1 million at September 30, 2024 and December 31, 2023, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation of repayments.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL reflects the Company’s estimated credit losses over the life of the loan. Management assesses changes in prepayment assumptions, interest rates, collateral values, portfolio composition, trends in non-performing loans, and other economic factors. In addition to an extensive internal loan monitoring process, the Company also aims to have an annual external, independent loan review of approximately 35% of its commercial and agricultural loan portfolio. Management in turn assesses the results from the reviews to make changes in internal risk ratings of loans and the related ACL.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $53 thousand at September 30, 2024 and $386 thousand at December 31, 2023. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment will be recognized in the period identified. Periodically, the Bank will have an independent third party assess the possibility of impairment of goodwill. The goodwill impairment analysis was last performed as of September 30, 2023 by an independent third party. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. In the quantitative testing completed as of September 30, 2024, the excess fair value of capital was $16.2 million or 4.5% over the carrying value and was approximately 0.2 times the value of goodwill being carried. The testing completed as of September 30, 2024 shows improvement compared to the testing completed as of September 30, 2023.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had begun to experience a slowdown in its growth mode in the last half of the year of 2023. For the first half of 2024, the Company intentionally slowed even further. During the third quarter of 2024, loan balances decreased $23.9 million, or 0.9% compared to second quarter of 2024. The outlook for the remainder of 2024 is to have little to no loan growth as the avenue to greater profitability is to focus on earnings improvement. Currently, funding large loan growth would be a deterrent to that focus. Therefore, we have chosen to participate out a portion of our larger loans, both new loans and some existing, with other financial institutions. Paydowns and payoffs will be used to fund originations to existing customers and to build relationships in our newer markets. Loan balances as of September 30, 2024, were $43.8 million lower than December 31, 2023 balances; however, there remains $102.1 million of funds committed to complete construction projects of business customers as of September 30, 2024.

Where the Company continues to focus on growth is in the areas of core deposits and the expansion of contingency funding. Growing deposits has been a focus especially in our newer markets throughout 2024. The Bank has increased the number of team members in our Treasury Management area and has continued to offer specials in our deposit offerings. The Bank offers the Insured Cash Sweep (ICS) product and CDARS, a certificate of deposit registry, accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities needed. The Bank’s uninsured deposit ratio remains low at 10.5%. As of September 30, 2024, total uninsured deposits of the Bank were $283.2 million of $2.7 billion total deposits. If the amount of coverage is adjusted for what is insured by FDIC alone, the percentage is 20.9% or $560.8 million of uninsured deposits as of September 30, 2024. The underlying difference between these two percentages is the protection required for public funds for which the Bank pledges securities. A State insurance fund exists for public funds in Indiana. The state of Michigan also does not require the pledging of collateral for public funds though some entities do request it.

Deposits have increased $77.4 million as of September 30, 2024 since December 31, 2023, and cash and cash equivalents have increased $103.3 million over the same time period. The nearly $245.5 million of cash holdings represents 7.2% of total assets and 9.1% of total deposits as of September 30, 2024. The Bank is comfortable with operating at this level as 5% is the guideline the Bank has established. Since June 30, 2024, deposits have increased $43.7 million or 1.7% and cash and cash equivalents have increased $52.4 million or 27.2%. The management liquidity meetings had increased in frequency in 2023 to weekly and additional reports and analysis were built throughout the year in order to be more responsive to opportunities and threats as they arose. Reaching many of the guidelines, such as the cash ratio mentioned, has enabled those meetings to be lowered to a biweekly frequency. With the Federal Reserve’s Bank Term Funding Program (BTFP) ending in March of 2024, $32.2 million of securities were moved to the Federal Reserve’s Discount Window program for borrowing capacity while the remainder of the $61.7 million pledged as of the end of December 2023 were released. The Company had not utilized any funding from the BTFP.

During the third quarter 2024, borrowings from the Federal Home Loan Bank “FHLB” decreased $3.0 million through normal paydowns. The Bank continued its use of brokered CDs in third quarter 2024 by utilizing one additional source in the amount of $295 thousand for a total of $26.9 million from four sources. This was done to establish relationships to test the access of such funds and decrease the cost of funds going forward. To assure a proper net interest margin over the 3 and 4-year time period of these CDs, the Bank internally looked at loan originations in the first quarter with similar or slightly longer fixed interest rate periods. The Bank also tested all correspondent borrowing lines during the third quarter to assure availability should the need arise. The availability for overnight borrowing on unsecured Federal Funds lines is $118.0 million. Combining the available line of credit at the holding company level, the Company has $133 million overnight borrowing availability.

In comparing to the same prior year period, the September 30, 2024 (net of deferred fees and cost) loan balances of $2.5 billion accounted for $5.7 million or 0.2% increase when compared to 2023. The year over year improvement was made up of an increase in commercial and industrial related loans of 0.5%. Individual growth was comprised of 3.9% in non-real estate commercial loans offset by a decline of 0.2% in commercial real estate loans. Consumer real estate loans increased by 2.2% while consumer loans decreased by 18.8%. Agricultural related loans increased 2.4% year over year. Individual growth was comprised of 11.0% in non-real estate agricultural loans offset by a decline of 2.4% in agricultural real estate loans. Other loans decreased by 16.6%. The Company's strong team of lenders remain focused on providing customers valuable localized services and thereby increasing our market share. The acquisition of Peoples Federal Savings and Loan Association in the fourth quarter of 2022 brought $101.8 million of loans to the portfolio. See Note 2 to the consolidated financial statements.

The chart below shows the breakdown of the loan portfolio category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2024	September 30, 2023	September 30, 2022
Consumer Real Estate	$524,270	$512,990	$416,044
Agricultural Real Estate	220,051	225,370	204,787
Agricultural	137,587	123,971	128,818
Commercial Real Estate	1,298,929	1,301,614	1,061,904
Commercial and Industrial	260,488	250,756	229,338
Consumer	68,050	83,822	71,063
Other	25,916	31,083	30,662

Total Loans, net of deferred fees and costs	$2,535,291	$2,529,606	$2,142,616

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Commercial real estate loans, excluding deferred loan fees and other costs, represented 51.29% of the Company's total gross loan portfolio as of September 30, 2024. The below charts break out the commercial real estate portfolio by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$274,953	21.13%	10.84%
Retail	237,622	18.26%	9.36%
Multi-family	223,926	17.21%	8.83%
Hotels	141,642	10.89%	5.58%
Office	134,973	10.37%	5.32%
Gas Stations	62,028	4.77%	2.45%
Food Service	46,526	3.58%	1.83%
Development	30,999	2.38%	1.22%
Senior Living	29,866	2.29%	1.18%
Auto Dealers	25,068	1.93%	0.99%
Other	93,557	7.19%	3.69%
Total CRE	$1,301,160	100.00%	51.29%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Non-owner occupied	$538,703	41.40%
Owner occupied	507,532	39.01%
Multi-family	223,926	17.21%
Land & Development	30,999	2.38%
Total CRE	$1,301,160	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$459,695	35.33%
Northwest Ohio	338,953	26.05%
Columbus, Ohio	153,663	11.81%
Fort Wayne, Indiana	141,866	10.90%
Dayton/Cincinnati, Ohio	56,375	4.33%
Greater Indianapolis, Indiana	48,919	3.76%
Other	101,689	7.82%
Total CRE	$1,301,160	100.00%

CRE Grades	September 30, 2024	December 31, 2023	December 31, 2022
2	0.56%	0.55%	0.80%
3	37.27%	36.33%	32.10%
4	58.34%	58.00%	64.20%
5	3.67%	5.07%	0.80%
6	0.16%	0.05%	2.10%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of September 30, 2024.

	(In Thousands)
	September 30, 2024
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$20,535	$25,029	$157,928	$323,136
Agricultural Real Estate	6,864	6,136	64,741	142,868
Agricultural	72,558	51,831	9,718	3,171
Commercial Real Estate	150,658	373,753	571,625	205,198
Commercial and Industrial	104,773	95,156	60,279	928
Consumer	2,979	54,269	10,307	41
Other	10	1,063	24,847	-

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has the unsecured borrowing capacity through its correspondent banks mentioned above along with access to $163.7 million through a Cash Management Advance with the Federal Home Loan Bank as of September 30, 2024. The Bank's secured borrowing capacity limits at the Federal Home Loan Bank would have allowed draws on the Cash Management Advance of $151.4 million on September 30, 2024.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2022, 2023, and 2024. The security portfolio increased in the first nine months of 2024 from year end 2023 due to purchases of $56.1 million offset by maturities and paydowns of $21.0 million, net amortization of $0.9 million and a $12.2 million decrease in unrealized losses. The amount of pledged investment securities decreased by $8.8 million as compared to year end and increased $1.5 million as compared to September 30, 2023. As of September 30, 2024, pledged investment securities totaled $247.0 million. The Company does plan to do additional purchases of securities the remainder of the year for the purposes of increasing the holdings for liquidity and contingency planning and as a means of balance sheet gap management. The purchases in third quarter 2024 were done with a focus on improving our investments in Community Reinvestment Act (CRA) qualifying securities.

An additional $151.4 million is also available to the Bank from the Federal Home Loan Bank based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. Multifamily real estate was added to our assets pledged to the FHLB in second quarter 2024 and additional commercial real estate holdings were designated as pledges to increase the availability in first quarter 2024. Based on total asset capacity, the Bank would have nearly $1.1 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased only 3.2% or $106.0 million since year end 2023. The intended and largest growth in cash holdings was discussed above.

Total deposits accounted for the largest growth within liabilities of $77.4 million or 3.0%. The mix of deposits saw increases in interest bearing checking, savings and money market deposits along with time deposit accounts since December 31, 2023. Noninterest-bearing accounts saw decreases from December 31, 2023.

Shareholders’ equity increased by $18.8 million as of the third quarter of 2024 compared to year end 2023. Earnings exceeded dividend declarations during the nine months ended September 30, 2024. Accumulated other comprehensive loss decreased in unrealized loss position by $9.6 million from December 2023 to an unrealized loss of $19.4 million on September 30, 2024. Dividends declared were $0.22125 per share during the third quarter compared to $0.22 per share during the second quarter, an increase of 0.6%. This represents an increase of 5.4% over the third quarter of 2023 dividend of $0.21 per share. Compared to September 30, 2023, shareholders’ equity increased 10.6% or $32.2 million with $20.1 million attributed to an improvement in accumulated other comprehensive loss. Net income was higher for the quarter ended September 2024 compared to September 2023 by $1.7 million and net income improved by $834 thousand over second quarter 2024. We are encouraged that net interest income has continued to improve quarter over quarter since third quarter 2023.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of September 30, 2024, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.0 million dividend during both the first, second and third quarters of 2024.

The Bank continues to be well-capitalized at September 30, 2024 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.74%
Risk Based Capital Tier I	11.28%
Total Risk Based Capital	12.28%
Stockholders' Equity/Total Assets	10.60%
Capital Conservation Buffer	4.28%

The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 was over $2.5 million. This adjustment decreased to $1.7 million for 2024.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2024 and 2023

Interest Income

When comparing third quarter 2024 to third quarter 2023, average loan balances grew $15.0 million which represented a 0.6% increase in a one-year time period. Interest income on loans increased $3.1 million or 9.1% as compared to the quarter ended September 30, 2023. In third quarter 2023, the Company reversed loan interest income from one relationship in the amount of approximately $492 thousand of which approximately $324 thousand was previously recognized in prior periods. Third quarter 2023 also included loan income of $594 thousand from the recovery of two acquired relationships that had been fully charged off prior to acquisition. The Company's loan portfolio is 34.5% variable with 19.5% of total loans subject to repricing within the next three months.

The available-for-sale securities portfolio increased in average balances by $17.7 million when comparing to the same quarter in 2023 while the income associated with the security portfolio increased $545 thousand over third quarter 2023. The increased balances were the result of increasing our holdings for liquidity and contingency planning purposes and to improve our investments in CRA qualifying securities. Federal funds sold and interest-bearing deposits increased in average balances by $111.7 million as compared to the same quarter in 2023 with increased income of $1.9 million for the current quarter. The increased balances are the result of the focus on liquidity and deposit generation.

The overall total average balance of the Bank’s earning assets increased by $144.5 million and interest income for the quarter comparisons was higher for third quarter 2024 by 15.2% or $5.5 million as compared to third quarter 2023. Increases in the prime lending rate between periods has contributed to approximately 73.2% of the growth.

Annualized yield, for the quarter ended September 30, 2024, was 5.27% as compared to 4.79% for the quarter ended September 30, 2023. The following charts demonstrate increased loan balances accounted for 6.5% of the increased loan interest income while rate increases accounted for the remaining 93.5%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $114 and $133 thousand for the third quarter 2024 and 2023 which resulted in a federal tax savings of $24 and $28 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended September 30, 2024		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2024	September 30, 2023
Loans	$2,551,899	$36,873	5.78%	5.33%
Taxable investment securities	415,943	2,107	2.03%	1.58%
Tax-exempt investment securities	19,661	81	2.09%	1.77%
Fed funds sold & other	197,258	2,840	5.76%	4.36%
Total Interest Earning Assets	$3,184,761	$41,901	5.27%	4.79%

Change in Interest Income Quarter to Date September 30, 2024 Compared to September 30, 2023

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$3,090	$200	$2,890
Taxable investment securities	548	87	461
Tax-exempt investment securities	(3)	(19)	16
Fed funds sold & other	1,907	1,219	688
Total Interest Earning Assets	$5,542	$1,487	$4,055

Interest Expense

Offsetting a portion of the higher interest income improvement for the quarter was an increase in interest expense in 2024 of $3.6 million or 21.7% compared to third quarter 2023. Since 2023, average interest-bearing deposit balances have increased $170.6 million or 8.4% and the Company recognized $3.6 million more in interest expense for the most recent quarter. During September 2024, the Federal Reserve decreased the federal funds rate by 50 basis points whereas 2023 had four increases to the federal funds rate of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for 26.4% of the increased interest-bearing deposit expense while rate increases accounted for the remaining 73.6%.

Interest expense on FHLB borrowings and other borrowings increased $63 thousand in the third quarter 2024 over the same time frame in 2023 due to new FHLB borrowings in 2023 used to fund loan growth. During the current quarter, FHLB borrowings of $3.0 million were paid off. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $72 thousand compared to third quarter 2023 due to the decrease of $6.6 million in average balances. Another factor in the increased cost of funds is the change in the mix of funding. Growth has occurred in interest bearing deposit balances offset by decreased borrowings while noninterest bearing deposits balances decreased $17.6 million compared to third quarter 2023. The Bank continues to focus on capturing the full customer relationship; however, it has resulted in more expensive deposits being brought in. The average cost of funds increased to 3.21% in third quarter 2024 compared to 2.82% in third quarter 2023. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended September 30, 2024		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2024	September 30, 2023
Savings deposits	$1,538,387	$10,691	2.78%	2.24%
Other time deposits	667,224	6,256	3.75%	3.38%
Other borrowed money	264,539	2,804	4.24%	4.11%
Fed funds purchased & securities
sold under agreement to repurchase	27,481	277	4.03%	4.09%
Subordinated notes	34,769	284	3.27%	3.28%
Total Interest Bearing Liabilities	$2,532,400	$20,312	3.21%	2.82%

Change in Interest Expense Quarter to Date September 30, 2024 Compared to September 30, 2023

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$3,018	$961	$2,057
Other time deposits	606	(6)	612
Other borrowed money	63	(20)	83
Fed funds purchased & securities
sold under agreement to repurchase	(72)	(68)	(4)
Subordinated notes	-	1	(1)
Total Interest Bearing Liabilities	$3,615	$868	$2,747

Overall, net interest spread for the third quarter 2024 was 9 basis points higher than same period last year. As the following chart indicates, the improvement in yields on interest earning assets of 48 basis points offset the increased cost of funds of 39 basis points when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	September 30, 2024	September 30, 2023	September 30, 2022
Interest/Dividend income/yield	5.27%	4.79%	4.00%
Interest Expense/cost	3.21%	2.82%	0.68%
Net Interest Spread	2.06%	1.97%	3.32%
Net Interest Margin	2.71%	2.59%	3.49%

Net Interest Income

Net interest income increased approximately $1.9 million for the third quarter 2024 over the same time frame in 2023 with the increase in interest income of $5.5 million offset by the interest expense increase of $3.6 million as previously mentioned. As the new loans added in 2023 and 2024 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets decreased to 80.1% in third quarter 2024 compared to 83.4% in third quarter 2023. Loans to total assets decreased to 76.1% in third quarter 2024 compared to 78.8% for the same period 2023. The percentage of earning assets to total assets increased to 95.0% in 2024 compared to 94.4% in 2023. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing slight decrease in cost of funds.

Comparison of Noninterest Results of Operations for three month periods ended September 30, 2024 and 2023

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ACL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The commercial and industrial loan portfolio along with the consumer loan portfolio accounted for the largest component of recoveries while the consumer loan portfolio accounted for the largest component of charge-offs for the three months ended September 30, 2024 versus the consumer loan portfolio and consumer real estate loan portfolio accounted for the largest component of recoveries and the consumer loan portfolio accounted for the largest component of charge-offs for the three months ended September 30, 2023.

Total provision for credit losses decreased $178 thousand for the three months ended September 30, 2024 as compared to the same period in 2023. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $25 thousand lower during the three months ended September 30, 2024 than the same period in 2023. Recoveries were unchanged at $55 thousand during the three months ended September 30, 2024 as compared to same period in 2023. Combined net charge-offs were $25 thousand lower in the three months ended September 30, 2024 than the same time period 2023.

Loans past due 30 or more days decreased $4.3 million at September 30, 2024 as compared to September 30, 2023. The largest changes were attributed to the combined decrease of past due balances of $4.2 million in the agricultural loan portfolio and agricultural real estate loan portfolio. The consumer real estate loan portfolio past due balances increased $1.1 million for the same time period.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended September 30, 2024, 2023, and 2022.

	(In Thousands)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Loans, net of deferred fees and costs	$2,535,291	$2,529,606	$2,142,616
Daily average of outstanding loans	$2,550,297	$2,536,885	$2,082,486
Nonaccrual loans	$2,898	$22,447	$5,470
Nonperforming loans*	$2,898	$22,447	$5,470

Allowance for Credit Losses - July 1,	$25,270	$24,910	$18,424
Loans Charged off:
Consumer Real Estate	-	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	15	-	-
Commercial and Industrial	5	-	-
Consumer	103	148	123
	123	148	123
Loan Recoveries:
Consumer Real Estate	1	14	6
Agriculture Real Estate	-	1	-
Agricultural	-	-	1
Commercial Real Estate	3	1	2
Commercial and Industrial	22	6	8
Consumer	29	33	35
	55	55	52
Net Charge Offs (Recoveries):
Consumer Real Estate	(1)	(14)	(6)
Agriculture Real Estate	-	(1)	-
Agricultural	-	-	(1)
Commercial Real Estate	12	(1)	(2)
Commercial and Industrial	(17)	(6)	(8)
Consumer	74	115	88
	68	93	71
Provision for Credit Losses	282	460	1,637
Allowance for Credit Losses - September 30,	25,484	25,277	19,990
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,661	2,023	1,118
Total Allowance for Credit Losses - September 30,	$27,145	$27,300	$21,108
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.11%	0.89%	0.26%
Ratio of the Allowance for Credit Losses to Loans	1.01%	1.00%	0.93%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	879.37%	112.61%	365.44%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	879.37%	112.61%	365.44%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, net of deferred fees and costs at September 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $3.0 million or a daily average outstanding balance of $1.6 million.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

Loans classified as nonaccrual were lower as of September 30, 2024 at $2.9 million as compared to $22.4 million as of September 30, 2023. The agricultural real estate loan portfolio accounted for 80.9% or $15.8 million of the decrease as compared to September 30, 2023. The agricultural loan portfolio decreased $4.6 million compared to September 30, 2023. The commercial and industrial loan portfolio decreased $815 thousand while the consumer real estate loan portfolio increased $1.5 million compared to September 30, 2023.

The following table presents the balances for allowance for credit losses per loan category in terms of dollars, as a percentage of ACL and as a percentage of loans at September 30, 2024 and September 30, 2023.

	September 30, 2024			September 30, 2023
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loan Category	Amount (In Thousands)	% of ACL	% of Loan Category
Consumer Real Estate	$3,363	13.20%	20.68%	$3,842	15.20%	20.28%
Agricultural Real Estate	937	3.68%	8.68%	315	1.25%	8.91%
Agricultural	261	1.02%	5.43%	185	0.73%	4.90%
Commercial Real Estate	16,455	64.57%	52.26%	16,805	66.48%	51.46%
Commercial and Industrial	3,382	13.27%	10.27%	2,708	10.71%	11.14%
Consumer	1,086	4.26%	2.68%	1,422	5.63%	3.31%
Allowance for Credit Losses	25,484	100.00%	100.00%	25,277	100.00%	100.00%
Off Balance Sheet Commitments	1,661			2,023
Total Allowance for Credit Losses	$27,145			$27,300

Noninterest Income

Noninterest income was up $296 thousand or 8.1% for the three months ended September 30, 2024 over the same time frame in 2023. Customer service fees increased by $52 thousand as compared to the three months ended September 30, 2023. Mortgage release fees, which are included in customer service fees, increased $74 thousand over the same time period in 2023. Servicing rights income for 1-4 family real estate and agricultural real estate loans increased $208 thousand as compared to the same period in 2023. Miscellaneous customer service charges increased by $22 thousand and bank owned life insurance cash surrender value increased $44 thousand.

The Company has seen relatively flat mortgage production volume due to the heightened borrowing costs and continued lack of housing inventory in many of our markets. The gain on the sale of these loans was $79 thousand lower for the three months ended September 30, 2024 over the same period in 2023. Originations of loans held for sale for the three months ended September 30, 2024 were $13.2 million with proceeds from sale at $13.3 million for 2024 compared to 2023’s activity of $11.4 million in originations and $12.1 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the nine months ended September 30, 2024 and 2023, loan servicing rights caused a net $38 thousand in income and $2.1 million in income, respectively. The higher capitalized additions for 2023 are attributed to the initial establishment of $2.2 million of rights related to agricultural real estate loans. Capitalized additions of agricultural real estate loan servicing rights were $216 thousand and approximately $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of agricultural real estate loan servicing rights were $191 thousand and $62 thousand for the same time periods, respectively. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.034% in the third quarter 2024 versus 1.057% in third quarter 2023. For 1-4 family real estate loans over 15 years, the value was 1.266% versus 1.176% for the same periods respectively. At September 30, 2024, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $2 thousand valuation allowance for 1-4 family real estate and a $47 thousand valuation allowance for agricultural real estate.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance	$5,511	$5,637	$5,655	$3,549
Capitalized Additions	359	158	570	2,567
Amortization	(177)	(105)	(532)	(426)
Ending Balance, September 30,	5,693	5,690	5,693	5,690
Valuation Allowance	(49)	(3)	(49)	(3)
Servicing Rights net, September 30,	$5,644	$5,687	$5,644	$5,687

Noninterest Expense

For the three months ended September 30, 2024, noninterest expenses were $381 thousand or 2.2% higher than for the same period in 2023. Salaries and wages (includes normal merit increases, restricted stock expense and incentive payout) increased $936 thousand in total. This was comprised of an increase to our incentive accrual to match potential payout which accounted for $939 thousand. The increase was due to the investment in people for our strategic growth initiative and staffing of new offices. Benefits increased over 2023 with the increased medical expense of $111 thousand and taxes of $46 thousand offset with reductions in pension of $95 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $82 thousand and building depreciation of $166 thousand offset with reduced general insurance expense of $50 thousand. Furniture and equipment increased with additional maintenance contract expense of $274 thousand.

Data processing expenses and ATM expense decreased a combined $669 thousand as a result of the new 60 month contract signed in December 2023. General and administrative expense decreased $191 thousand. The other items on this line of significance include the reduction in postage and printing expenses of $118 thousand combined and debit card losses of $44 thousand.

Income Taxes

Income tax expense was $472 thousand higher for the three months ended September 30, 2024 compared to the same period in 2023 based mainly on higher earnings. 2024 included an additional $111 thousand of income tax expense related to the adoption of ASU 2023-02 LIHTC as presented in Note 8 and Note 12. Effective tax rates were 19.64% and 19.01% for 2024 and 2023, respectively. Excluding the additional $111 thousand of income tax expense, the effective tax rate would have been 18.28%.

Net Income

Results overall, net income in the three months ended September 30, 2024 was up $1.7 million or 36.4% to $6.5 million as compared to last year's $4.8 million. Net interest income was up $1.9 million or 9.8% as the increased interest income exceeded the increased interest expense. Provision for credit losses for loans and unfunded commitments decreased $369 thousand compared to 2023. Noninterest income increased $296 thousand and noninterest expense increased $381 thousand as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2024 and 2023

Interest Income

When comparing the nine months ended September 30, 2024 and September 30, 2023, average loan balances grew $91.0 million which represented a 3.7% increase in a one-year time period. Interest income on loan balances increased $13.8 million or 14.6% as compared to the nine months ended September 30, 2023. During second quarter 2024, the Company recognized loan interest income of slightly more than $1.0 million related to the payoff of one nonaccrual relationship of which approximately $379 thousand was earned in 2024. In third quarter 2023, the Company reversed loan interest income from one relationship in the amount of approximately $492 thousand of which approximately $324 thousand was previously recognized in prior periods. Third quarter 2023 also included loan income of $594 thousand from the recovery of two acquired relationships that had been fully charged off prior to acquisition. The Company reversed previously recognized loan interest income from one relationship in the amount of approximately $463 thousand in second quarter 2023. The Company's loan portfolio is 34.5% variable with 19.5% of total loans repricing during the remainder of 2024 and 29% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $3.6 million when comparing to the same period in 2023 while the income increased $1.0 million over the nine months ended September 30, 2023. The decreased balances were used to fund loan growth. Federal funds sold and interest-bearing deposits increased in average balances by $97.4 million as compared to the same nine month period ended September 30, 2023 with increased income of $5.4 million for the current period. The increased balances are the result of the focus on liquidity and deposit generation. During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. The loss was recouped in 0.67 years.

The overall total average balance of the Bank’s earning assets increased by $184.7 million and interest income for the period comparisons was higher for the nine months ended September 30, 2024 by 19.9% or $20.2 million as compared to the nine month period ended September 30, 2023. Increases in the prime lending rate between periods has contributed to approximately 69.7% of the growth while increased volume contributed the remaining 30.3% of growth.

Annualized yield, for the nine months ended September 30, 2024, was 5.17% as compared to 4.57% for the comparable period ended September 30, 2023. The following charts demonstrate the increased loan balances accounted for 25.3% of the increased loan interest income while rate increases accounted for the remaining 74.7%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $386 and $425 thousand for the nine months ended September 2024 and 2023 which resulted in a federal tax savings of $81 and $89 thousand, respectively.

	(In Thousands)
	Year to Date Ended September 30, 2024		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2024	September 30, 2023
Loans	$2,561,774	$108,666	5.66%	5.12%
Taxable investment securities	397,466	5,575	1.87%	1.53%
Tax-exempt investment securities	20,684	249	2.03%	1.88%
Fed funds sold & other	165,227	7,231	5.84%	3.67%
Total Interest Earning Assets	$3,145,151	$121,721	5.17%	4.57%

Change in Interest Income Year to Date September 30, 2024 Compared to September 30, 2023

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$13,815	$3,495	$10,320
Taxable investment securities	1,031	6	1,025
Tax-exempt investment securities	(28)	(59)	31
Fed funds sold & other	5,365	2,677	2,688
Total Interest Earning Assets	$20,183	$6,119	$14,064

Interest Expense

Offsetting a portion of the higher interest income improvement for the nine months ended September 30, 2024 was an increase in interest expense of $18.6 million or 46.3% compared to the same period in 2023. Since 2023, average interest-bearing deposit balances have increased $156.8 million or 7.9% and the Company recognized $16.8 million more in interest expense for the most recent nine months. During September 2024, the Federal Reserve decreased the federal funds rate by 50 basis points whereas 2023 had four increases to the federal funds rate of 25 basis points in February, March, May and July. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for 14.6% of the increased interest-bearing deposit expense while rate increases accounted for the remaining 85.4%.

Interest expense on FHLB borrowings and other borrowings increased $2.1 million in the nine months ended September 30, 2024 over the same time frame in 2023 due to new FHLB borrowings in 2023 and 2024 used to offset loan growth. During the current year, new FHLB borrowings of $15 million were undertaken while $17.7 million FHLB borrowings were paid off. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $344 thousand compared to 2023. The average cost of funds increased to 3.16% for the nine months ended September 2024 compared to 2.35% for the nine months ended September 2023. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Year to Date Ended September 30, 2024		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2024	September 30, 2023
Savings deposits	$1,487,809	$30,291	2.71%	1.83%
Other time deposits	662,129	18,423	3.71%	2.81%
Other borrowed money	264,310	8,235	4.15%	3.99%
Fed funds purchased & securities
sold under agreement to repurchase	27,887	837	4.00%	4.18%
Subordinated notes	34,741	853	3.27%	3.28%
Total Interest Bearing Liabilities	$2,476,876	$58,639	3.16%	2.35%

Change in Interest Expense Year to Date September 30, 2024 Compared to September 30, 2023

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$11,437	$1,575	$9,862
Other time deposits	5,369	885	4,484
Other borrowed money	2,101	1,777	324
Fed funds purchased & securities
sold under agreement to repurchase	(344)	(306)	(38)
Subordinated notes	-	3	(3)
Total Interest Bearing Liabilities	$18,563	$3,934	$14,629

Overall, net interest spread for the nine months ended September 30, 2024 was 21 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets of 60 basis points did not offset the increased cost of funds of 81 basis points when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	September 30, 2024	September 30, 2023	September 30, 2022
Interest/Dividend income/yield	5.17%	4.57%	3.76%
Interest Expense/cost	3.16%	2.35%	0.53%
Net Interest Spread	2.01%	2.22%	3.23%
Net Interest Margin	2.68%	2.77%	3.37%

Net Interest Income

Net interest income increased $1.6 million for the nine months ended September 30, 2024 over the same time frame in 2023 with the increase in interest income of $20.2 million offset by the higher interest expense of $18.6 million as previously mentioned. As the new loans added in 2023 and 2024 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase interest income in the long run. Loans as a percentage of earning assets decreased to 81.5% for the nine months ended 2024 compared to 83.5% for the nine months ended September 2023. Loans to total assets decreased to 77.5% for the nine months ended 2024 compared to 78.8% for the same time period 2023. The percentage of earning assets to total assets increased to 95.1% in 2024 compared to 94.4% in 2023. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, the Bank has a greater opportunity for gradual improvement as loans reprice upwards in the next year coupled with a likely continuing slight decrease in cost of funds.

Comparison of Noninterest Results of Operations for nine month periods ended September 30, 2024 and 2023

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense. The following table details the allowance for credit losses. The table breaks down the activity within ACL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The commercial and industrial loan portfolio and consumer loan portfolio accounted for the largest component of both charge-offs and recoveries for nine months ended September 30, 2024. The consumer loan portfolio accounted for the largest component of charge-offs while the consumer loan portfolio and agricultural real estate loan portfolio accounted for the largest component of recoveries for the same time period 2023.

Total provision for credit losses was $822 thousand lower for the nine months ended September 30, 2024 as compared to the same period in 2023. This is due to decreased loan growth coupled with improved asset quality metrics during the nine months ended September 30, 2024 compared to 2023. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $70 thousand higher for the nine months ended September 30, 2024 than the same period in 2023. Recoveries were $48 thousand lower in the nine months ended September 30, 2024 as compared to 2023. Combined net charge-offs were $118 thousand higher for the nine months ended September 30, 2024 than for the same time period in 2023. The decrease in unfunded provision expense of $408 thousand is a result of unfunded balances decreasing. Unfunded construction exposure was down due to draws and fewer originations. The loan portfolio continues to be of strong credit quality.

Loans past due 30 days or more decreased $4.3 million at September 30, 2024 as compared to September 30, 2023. The largest changes were attributed to the decreases of past due balances in the combined agricultural loan portfolios of $4.2 million. The consumer real estate loan portfolio past due balances increased $1.1 million for the same time period.

The following table breaks down the activity within the ACL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the nine months ended September 30, 2024, 2023 and 2022.

	(In Thousands)
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Loans, net of deferred fees and costs	$2,535,291	$2,529,606	$2,142,616
Daily average of outstanding loans	$2,560,440	$2,470,770	$1,997,081
Nonaccrual loans	$2,898	$22,447	$5,470
Nonperforming loans*	$2,898	$22,447	$5,470

Allowance for Credit Losses - January 1,	$25,024	$20,313	$16,242
Adjustment for accounting change	-	3,564	-
Loans Charged off:
Consumer Real Estate	13	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	15	-	-
Commercial and Industrial	106	-	6
Consumer	266	330	328
	400	330	334
Loan Recoveries:
Consumer Real Estate	6	27	15
Agriculture Real Estate	-	105	-
Agricultural	-	-	1
Commercial Real Estate	7	6	7
Commercial and Industrial	127	18	82
Consumer	122	154	132
	262	310	237
Net Charge Offs (Recoveries):
Consumer Real Estate	7	(27)	(15)
Agriculture Real Estate	-	(105)	-
Agricultural	-	-	(1)
Commercial Real Estate	8	(6)	(7)
Commercial and Industrial	(21)	(18)	(76)
Consumer	144	176	196
	138	20	97
Provision for credit loss	598	1,420	3,845
Allowance for Credit Losses - September 30,	25,484	25,277	19,990
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,661	2,023	1,118
Total Allowance for Credit Losses - September 30,	$27,145	$27,300	$21,108
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.11%	0.89%	0.26%
Ratio of the Allowance for Credit Losses to Loans	1.01%	1.00%	0.93%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	879.37%	112.61%	365.44%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	879.37%	112.61%	365.44%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, net of deferred fees and costs at September 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $3.0 million or a daily average outstanding balance of $1.3 million.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

Loans classified as nonaccrual were lower as of September 30, 2024 at $2.9 million as compared to $22.4 million as of September 30, 2023. The agricultural real estate loan portfolio saw the largest decrease at $15.8 million while the commercial and industrial loan portfolio decreased $815 thousand as compared to September 30, 2023. The agricultural loan portfolio decreased $4.6 million compared to September 30, 2023. These decreases were offset by an increase in the consumer real estate loan portfolio of $1.5 million.

Noninterest Income

Noninterest income was down $540 thousand for the nine months ended September 30, 2024 over the same time frame in 2023. Servicing rights income for 1-4 family and agricultural real estate loans decreased $2.0 million. This was due to the establishment of agricultural real estate servicing rights of $1.5 million in the first quarter of 2023 and a change in the accounting estimate of $712 thousand in the second quarter of 2023. Combined service fees increased by $214 thousand as compared to the nine months ended September 30, 2023. Bank owned life insurance cash surrender value increased $99 thousand.

The Company has seen relatively flat mortgage production volume. The gain on the sale of these loans was $167 thousand higher for the nine months ended September 30, 2024 over the same period in 2023. Originations of loans held for sale for the nine months ended September 30, 2024 were $36.5 million with proceeds from sale at $37.1 million for 2024 compared to 2023’s activity of $26.3 million in originations and $26.6 million in sales. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Noninterest Expense

For the nine months ended September 30, 2024, noninterest expenses were $1.7 million higher than for the same period in 2023. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $3.3 million in total. This was comprised of increased salaries of $3.2 million which included one-time special payments of $388 thousand; restricted stock award expense of $120 thousand which was primarily attributed to the acceleration of stock awards and incentive accrual of $1.9 million. Employee benefits increased $93 thousand over 2023. The increase was due to the investment in people for our strategic growth initiative. Advertising and public relations expense decreased $563 thousand due to expenses in 2023 related to the new logo launch that were not repeated in 2024. Data processing and ATM expenses decreased $1.7 million as a result of the new 60 month contract signed in December 2023. The additional cost of offices is also evident in the increased expenses in net occupancy with additional lease expenses of $358 thousand and building depreciation of $397 thousand offset with reduced general insurance expense of $135 thousand and increased building rent generated by FM Investments of $130 thousand. Furniture and equipment increased with additional maintenance contract expense of $515 thousand and furniture and equipment depreciation of $56 thousand. Professional fees increased $326 thousand over 2023. FDIC assessments also increased by $215 thousand over the same period in 2023. General and administrative expense decreased $885 thousand as 2023 included $469 thousand related to the conversion of the credit card platform and $108 thousand of scorecard conversion expense that represented awards to customers that the Company paid to honor rather than allowing them to be lost in the conversion. The other items on this line of significance include the reduction in postage and printing expense combined of $243 thousand and check and other losses of $88 thousand.

Income Taxes

Income tax expense was $254 thousand higher for the nine months ended September 30, 2024 compared to the same period in 2023, due to higher earnings. 2024 included an additional $331 thousand of income tax expense related to the adoption of ASU 2023-02 LIHTC as presented in Note 8 and Note 12. Effective tax rates were 20.36% and 19.72% for nine months ended September 30, 2024 and 2023 respectively. Excluding the additional $331 thousand of income tax expense, the effective rate would have been 18.86%.

Net Income

Results overall, net income for the nine months ended September 30, 2024 was up $313 thousand as compared to the same period last year. Net interest income was up $1.6 million or 2.6% as the increased interest income exceeded the increased interest expense. Provision for credit losses for loans and unfunded commitments decreased $1.2 million compared to 2023. Noninterest income decreased $540 thousand and noninterest expense increased $1.7 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.85%	-8.21%	Rising	3.00%	87,889	-9.24%
2.95%	-5.06%	Rising	2.00%	91,146	-5.88%
3.13%	0.54%	Rising	1.00%	96,770	-0.07%
3.11%	0.00%	Flat	0.00%	96,837	0.00%
3.14%	1.01%	Falling	-1.00%	98,061	1.27%
3.11%	-0.04%	Falling	-2.00%	97,509	0.70%
3.03%	-2.67%	Falling	-3.00%	95,580	-1.30%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.00% fluctuation and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds and the opportunity to garner noninterest revenue from additional services provided. Savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. Certificate of deposit pricing is more favorable in shorter terms with the future long term rate movements unknown at this time.

The shock chart currently shows a slight widening in net interest margin over the next twelve months in a rising rate environment up to a 1.00% increase and a tightening compared to 2.00% as it moves from 1.00% towards the 3.00% increase. There is also a slight widening in net interest margin as rates fall 1.00% and a tightening as rates continue to fall 2.00% and 3.00%. This is indicative of what the Company experienced over the previous 18 months when rates increased quickly. A benefit in the initial 100 basis point rise was overshadowed by the higher spread increase in the cost of funds as the rates continued to rise. The 1.00% rising rate scenario is predicted to expand the net interest margin and produce a higher level of net interest income. Cost of funds are at 3.16% for the year so the falling shock of 300 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. However, there are certificates of deposit and FHLB term advances whose ability to reprice are outside of the twelve month term. Much of the legacy nonmaturity deposit rates are also lower than the percentage of shock. This is why the negative percentage increases as the rate decrease rises. Once the shocks are falling over 200 basis points, there are limited funds to reprice lower and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. Older loans continue to reprice higher in the next twelve months based on current rates and impacting positively for the 100 basis points drop. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to review and uses external assistance to monitor and adjust our assumptions concerning decay rates, key rate ties on certain deposit accounts and prepayment speeds on loans. Rates are modified as index rates change. Both directional changes are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

Uninsured Deposit Risk

Uninsured deposits based on FDIC coverage as a percentage of total deposits was 20.9% as of September 30, 2024, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 10.5%. The use of the financial network products, such as the Certificate of Deposit Account Registry (CDARS) and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

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

While our primary markets have seemingly been minimally impacted by climate change to date, the increasing unpredictability of severe weather events, primarily droughts and flooding, could have a significant impact on our agricultural customers; loans to which comprise approximately 14.1% of the Bank’s total loan portfolio.

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

Global Economic and Geopolitical Instability and Inflationary Risks

Geopolitical conditions, terrorist attacks, military conflicts, natural disasters, severe weather, widespread health emergencies or pandemics, information or cybersecurity incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including actions upending geopolitical stability (such as from tensions involving China and the U.S., as well as continued conflict between Russia and Ukraine), fiscal and monetary policies (including developments related to the U.S. federal debt ceiling, budgetary issues and government shutdowns), trade wars and tariffs, labor shortages, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including consumer spending patterns and business investment, and demand for credit.

While the stock market continues to remain robust through the third quarter of 2024, certain indicators suggest that there could be looming trouble in the national and global economies related to increased fiscal deficits and the need for additional borrowing by the U.S. government to fund both its operations and to service its existing debt. In addition, data supplied by the Federal Reserve continues to show a systematic decline in consumer confidence in the U.S. since the beginning of 2024. Some of the basis for the current consumer sentiment is related to pressure on home values, primarily in the sunbelt states, as well as increasing concern over job security. While personal consumption has remained relatively strong on a national basis through August of 2024, many economists warn that a significant reduction in consumer spending may become a factor going into fiscal year 2025.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2024.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2024 to 7/31/2024	—		—	—	639,000

8/1/2024 to 8/31/2024	12,401	(2)	25.55	—	639,000

9/1/2024 to 9/30/2024	500		27.42	500	638,500
Total	12,901		25.62	500	638,500

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
10.1

Employment Agreement between Farmers & Merchants State Bank and Lars B. Eller dated as of September 1, 2024 (incorporated by reference to 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on September 3, 2024).

31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	November 6, 2024	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	November 6, 2024	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer