Form 10-K
period 2024-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2025-02-26
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $292,595,026.

As of February 21, 2025, the Registrant had 14,564,425 shares of common stock issued of which 13,700,311 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	4-12

Item 1a.	Risk Factors	12-19

Item 1b.	Unresolved Staff Comments	19

Item 1c.	Cybersecurity	20

Item 2.	Properties	21

Item 3.	Legal Proceedings	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	24-

Item 6.	Reserved	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-48

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 8.	Financial Statements and Supplementary Data	50

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	120

Item9a.	Controls and Procedures	120

Item 9b.	Other Information	122

Item 9c.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	122

Item 10.	Directors and Executive Officers of the Registrant	122-124

Item 11.	Executive Compensation	125

Item 12.	Security Ownership of Certain Beneficial Owners and Management	125

Item 13.	Certain Relationships and Related Transactions	126

Item 14.	Principal Accountant Fees and Services	126

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	127-128

Item 16.	Form 10-K Summary	128

Signatures		129

Exhibit 10.5	Form of Restricted Stock Award with Non-solicit Covenants	130

Exhibit 10.6	Form of Restricted Stock Award for Senior Officers with Non-competition Covenants	134

Exhibit 10.8	Change in Control Agreement	138

Exhibit 19.	Farmers & Merchants Bancorp, Inc. Insider Trading Policy	146

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	151

Exhibit 31.	Certifications Under Section 302	152

Exhibit 32.	Certifications Under Section 906	154

Exhibit 97.	Farmers & Merchants Bancorp, Inc. Clawback Policy	156

Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Total Pages:	158

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

PART I

ITEM 1. BUSINESS

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a local independent community bank that has been primarily serving Northwest Ohio, Northeast Indiana and Southeast Michigan since 1897. Our other subsidiary, Farmers & Merchants Risk Management (Captive) was a captive insurance company formed in December 2014 and located in Nevada. The Captive was dissolved in December 2023. The Bank includes F&M Insurance Agency, LLC, a subsidiary offering insurance products, which was formed in November 2023. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is
(419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2024, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2024 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking business. Our activities include commercial, agricultural and residential mortgage as well as consumer lending activities. Because the majority of the Bank's offices are located in Northwest Ohio, Northeast Indiana and Southeast Michigan, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles. With the expansion into newer market areas, the most recent increases in loan activity have been in commercial and industrial, providing operating lines of credit and machinery purchases, and commercial real estate. The Bank also operates five Loan Production Offices (LPOs), two in Ohio, one in Indiana and two in Michigan.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a seven year and a ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farm Service Agency (FSA) guaranteed secondary Ag market, and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers.

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

In December of 2014, the Company became a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended, in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act. Our holding company is regulated and examined by the Federal Reserve. Our subsidiary Bank is in turn regulated and examined by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. The activities of our Bank subsidiary are also subject to other federal and state laws and regulations. The Company also formed a Captive insurance company in December 2014 and dissolved it in December 2023. The Captive was located in Nevada and regulated by the State of Nevada Division of Insurance. The Bank formed an insurance agency, F&M Insurance Agency, LLC, in November 2023 to offer insurance products to our customers.

The Bank’s primary market includes communities located in the Ohio counties of Butler, Champaign, Defiance, Fulton, Hancock, Henry, Lucas, Shelby, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. The Michigan footprint includes Oakland County. The commercial banking business in this market is highly competitive, with approximately 5 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, PNC, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA. Based on deposit data as of June 30, 2024 from the FDIC and using zip codes in our markets, the Bank ranked 3rd with a 9.78% market share in markets served. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2024, we had 473 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

F&M Insurance Agency, LLC is a limited liability company organized in Ohio and regulated by the State of Ohio, Division of Insurance.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses. The required capital levels along with the Bank’s capital position at December 31, 2024 and 2023 are summarized in the table included in Note 16 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules is overseen by the Federal Reserve, the FDIC and the OCC.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2024, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Final rules and amendments to the integrated mortgage disclosure rules under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective in October 2015. The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation. In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures. Amendments to the TRID rules with a mandatory compliance in October 2018 were intended to provide further clarity to certain provisions. Remaining attentive to the complexities of the TRID rules ensure practices and procedures remain compliant and do not subject the Bank to unnecessary liability.

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

The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance. New final rules, effective October 2022, amended the Ability to Repay/Qualified Mortgage Rules. The General QM Final Rule amended the definition of the QM category to offset the impact of the sunsetting of the temporary Government Sponsored Enterprise (GSE) QMs. Amended the General QM loan definition and removed the 43% debt-to-income limit, eliminated Appendix Q underwriting standards and any requirement to use them as a qualification for General QM status, and instead implemented price-based thresholds. The Bank's Loan Policy was revised accordingly. For General QM status, applicable to first-lien mortgage loans offered by the Bank, a loan must still observe existing product features, underwriting requirements and limits on points and fees. Since the Bank, on occasion, does make Non-Qualified Mortgages, approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans are periodically reported to the Bank’s Loan Committee.

As a reporter under Regulation C which implements the Home Mortgage Disclosure Act (HMDA), the Bank remains attentive to the accuracy and integrity of the data reported. Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information. The types of transactions reportable expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields. Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution. A thorough review and validation of data fields to be reported for each reportable application is conducted throughout the year. Year-end submission of HMDA data utilizes the web-based tool developed by the Bureau.

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

On March 30, 2023, the Consumer Financial Protection Bureau (CFPB) issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses are defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data collection involves demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and an LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race, and sex. Applicants can refuse to provide demographic information. Implementation of these final rules will involve significant changes to processes and procedures in conjunction with new software configurations to accommodate and capture required data points regarding applications and final action taken. Data would be reported to the CFPB which would then make aggregated information publicly available. These new final rules had a phased implementation period with the largest lenders being required to collect and report data first. As a Lender, such as the Bank, that originates at least 500 small business loans annually, data collection would originally begin on April 1, 2025.

A lawsuit filed in April 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the U.S. District Court for the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument is the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and which is based upon another pending lawsuit which is awaiting a hearing by the U.S. Supreme Court regarding CFPB's funding. On July 31, 2023, an injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. On August 4, 2023, a motion was filed by the Independent Community Bankers of America, the Independent Bankers Association of Texas, and Texas First Bank in the U.S. District Court for the Southern District of Texas requesting expansion of the injunction previously granted. In late October 2023, the federal judge granted the expansion of the injunctive relief to provide a nationwide injunction to all community banks and covered financial institutions thus ensuring relief was not limited by trade association membership. The U.S. Supreme Court issued its long-awaited decision on the challenge to the CFPB’s funding mechanism on May 16, 2024. The Supreme Court ruled that the CFPB’s funding does not violate the U.S. Constitution’s Appropriations Clause. Subsequently, the CFPB issued an interim final rule on June 25, 2024, to make date related adjustments on a day for day basis based on recent court orders involving ongoing litigation. This extended compliance dates for beginning data collection by 290 days. As a lender that originates at least 500 small business loans annually, the date to commence data collection and the subsequent filing deadline are currently uncertain. The Bank remains attentive to the ongoing arguments, appeals, and related cases in the litigation involving the Section 1071 final rule.

A final rule with amendments to the Community Reinvestment Act (CRA) was jointly released by the OCC, FRB, and FDIC on October 24, 2023. These amendments are intended to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. The final CRA rule, published in the Federal Register on February 1, 2024, were effective on April 1, 2024, with certain amendments effective April 1, 2024, through January 1, 2031, and other amendments delayed indefinitely. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 21, 2024, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued an interim final rule and a technical corrections final rule related to the CRA final rule both effective on April 1, 2024. The Agencies also requested comments on the interim final rule for a period of 45 days after publication in the Federal Register. The interim final rule extended two provisions of the CRA final rule from April 1, 2024, to January 1, 2026. Then on March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of the CRA final rule while the case moves forward. The injunction extended implementation dates on a day for day basis for each day the injunction remains in place. As a large bank examined for CRA, the Bank remains attentive to the outcome of the preliminary injunction and the significant impact of the amendments made by the final CRA rule.

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

Credit Risk

The risk of nonpayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Bank’s credit exposure by carefully monitoring the concentration of its loans within specific industries, geographies, loan types and through the loan approval process. However, there can be no assurance that such monitoring and procedures will totally mitigate the risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment. For more information on the exposure of the Company and the Bank to credit risk, see the section under Part II, Item 7 of this Form 10-K captioned “Loan Portfolio.” Under the credit loss model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The Company only has available-for-sale securities.

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

Commercial loans make up a significant portion of our loan portfolio

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable. Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

We also originate agricultural operating loans. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas is hogs and beef calves. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The majority of our agricultural customers utilize crop insurance to mitigate the possibility of a large loss within one year on their grain operations. Crop insurance can be structured to be triggered by different factors and claim payment may also be customized, such as based on harvest yields or income generation. Farmers may also use hedging techniques to lock in crop prices and input costs for future production.

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

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations

The ongoing trade policies and potential tariff initiatives being pursued by the U.S. government under the administration of President Trump could present potential risks unique to the markets within which we operate, particularly with respect to the threatened imposition of additional tariffs on certain products imported from countries such as Mexico, Canada, China and the European Union. Many of our commercial borrowers operate in agriculture, food processing, and manufacturing; industries that are particularly sensitive to changes in trade policy. The imposition of tariffs on imported goods, the added potential for retaliatory tariffs by foreign governments, or other similar restrictions on international trade could increase costs for manufacturers, reduce demand for U.S. agricultural exports, and disrupt supply chains. If these factors lead to financial strain on our borrowers, we may experience increased credit risk, higher loan delinquencies, and a potential decline in loan demand.

Additionally, any prolonged trade tensions or the implementation of tariffs could negatively impact the broader economic environment in the Midwest, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes. While we actively monitor these developments and work closely with our agricultural customers, there is no assurance that we can fully mitigate the risks posed by potential tariff initiatives or other trade-related disruptions. These factors could materially affect our business, financial condition, and results of operations.

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

Uninsured Deposit Risk

Uninsured deposits based on FDIC coverage as a percentage of total deposits was 21.3% as of December 31, 2024, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 10.4%. The use of the financial network products, such as the Certificate of Deposit Account Registry (CDARS) and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, our ability to attract core deposit funding during a time of actual or perceived distress or instability in the marketplace may also be severely limited, and interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits.

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Net interest spreads have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” The Federal Reserve began increasing the Federal Funds rate in 2022 and continued into 2023 in an effort to tame inflation. These rate increases totaling 550 basis points have negatively impacted our interest spread. Beginning in September of 2024, the Federal Reserve began decreasing the Federal Funds rate which totaled 100 basis points throughout the remainder of the year.

The Bank manages interest rate risk within an overall asset/liability management framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net interest income to potential changes in interest rates. The Bank also utilizes the net interest margin to analyze the interest rate risk. While the net interest spread measures the asset yield compared to the cost of funds, the net interest margin is equivalent to net interest income divided by earning assets. Both net interest spread and net interest margin are presented in the interest charts within the Management's Discussion and Analysis on interest income and expense. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. For more information regarding the Company’s exposure to interest rate risk, see Part II, Item 7A of this Form 10-K.

Interest Rate Risk with Respect to the Value of Our Securities Portfolio

As a result of inflationary pressures and the resulting rapid increases in interest rates over the prior two fiscal years, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the available-for-sale portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time). A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. The Bank splits the incentive based on pay ranges and position with each having a percentage of base pay used for the incentive. The employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”) and the achievement of pre-established team and/or individual goals. The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating. In prior years, with the formation of the Captive, the ROA goal had been exclusive of the effect of the additional insurance expense at the Bank level, as well as other expenses as agreed upon by the Compensation Committee. The majority of lower based employees receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.

Higher pay range employees, other than executive officers, may receive incentive pay based on additional criterion. These individuals are rewarded based on overall ROA of the Bank along with individual pre-established goals. Non-executive officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each individual’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Non-executive officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each non-executive officer in 2024. Non-executive officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the covered non-executive officers are paid an incentive under the same basis and timing as lower based employees disclosed above.

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

Dividend Payout Restrictions

We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our Board, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our Board and to applicable state and federal regulatory limitations. The Company may receive dividends from the Bank which is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. The Bank declared additional dividends the fourth quarter to provide this liquidity to the Company. In prior years, the Captive upstreamed dividends to the Company when reserve levels were adequately provided for and did not exceed the net income of the prior twelve months. Please see Note 17 in the notes to consolidated financial statements for additional information on dividend payout restrictions.

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

Climate Change and Agricultural Sector Risk

The Company operates in a region of the United States that is heavily reliant on the agricultural sector, which represents a significant portion of the local economy. The Company’s operations and loan portfolio are concentrated in northwest Ohio and northeast Indiana, regions that have been increasingly affected by extreme weather events such as heavy rainfall, flooding, tornadoes, and droughts. As climate change continues to impact weather patterns and environmental conditions in our geographic region, the agricultural sector faces increased risks associated with increased volatility in crop yields, more frequent and severe extreme weather events (such as droughts, floods, and storms), and changing agricultural growing seasons. Such climate-related factors may result in greater financial strain on the agricultural businesses and farming communities that form a substantial part of our customer base. This, in turn, could lead to higher default rates on loans, lower demand for agricultural credit, and decreased collateral values for agricultural loans. Additionally, disruptions to regional supply chains, rising insurance costs, and the potential for reduced investment in the area may exacerbate the overall economic instability in our market.

While we have implemented practices to mitigate against these risks, including monitoring agricultural sector exposure and diversifying our loan portfolio, the long-term financial stability of the regional economy remains vulnerable to the potential impacts of climate change. As a result, our financial condition and results of operations could be materially adversely affected by the consequences of climate change on the agricultural sector and the broader regional economy.

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

Potential Impact of Artificial Intelligence and Quantum Computing on Our Operations and Competitiveness

The rapid development and implementation of advanced technologies, including artificial intelligence ("AI") and quantum computing, present both opportunities and risks to our business. AI technologies are being increasingly adopted across the financial services industry to enhance operational efficiencies, optimize decision-making, and improve customer experience. Similarly, quantum computing, though still in early stages, has the potential to revolutionize areas such as data encryption, portfolio optimization, and risk modeling. However, the pace at which competitors and other financial institutions adopt these technologies may create challenges for our ability to remain competitive. For instance, if we are unable to effectively implement or keep pace with advancements in AI and quantum computing, we may experience a competitive disadvantage, which could result in decreased market share, reduced profitability, and strained customer relationships. Furthermore, the integration of these technologies into banking operations may require significant investments in infrastructure, talent acquisition, and cybersecurity measures, which could have a material adverse effect on our financial performance and operations.

In addition to competitive risks, there is also the potential for AI and quantum computing to be misused, including by malicious actors seeking to exploit these technologies for fraudulent activities. As a result, our systems could be targeted for exploitation by such actors, leading to risks such as unauthorized transactions, identity theft, and other forms of financial fraud. Similarly, quantum computing, when it matures, could potentially undermine the security of current encryption methods, exposing us and our customers to heightened cybersecurity risks. While we are actively monitoring and investing in security measures to address these emerging threats, there is no guarantee that we will be able to prevent all potential risks associated with the misuse of these technologies.

As a result, the risks associated with the rapid evolution of AI and quantum computing may have an adverse effect on our ability to compete effectively, as well as expose us to new forms of fraud and cybersecurity threats, which could materially affect our business, financial condition, and results of operations.

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

The new CECL standard became effective for us on January 1, 2023. Please see Note 1 in the notes to consolidated financial statements for additional information.

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

Global Economic and Geopolitical Instability and Inflationary Risks

Geopolitical conditions, terrorist attacks, military conflicts, natural disasters, severe weather, widespread health emergencies or pandemics, information security or cybersecurity incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including actions upending geopolitical stability, such as from tensions involving China and the U.S., and other geopolitical tensions like the ongoing conflicts between Russia and Ukraine and Israel and Hamas, may escalate or result in additional conflicts. In addition, fiscal and monetary policies, trade wars and tariffs, labor shortages, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including consumer spending patterns and business investment, and demand for credit.

Pandemic Risk

Although U.S. and global economies may have lingering effects from the COVID-19 pandemic, certain adverse consequences of the pandemic, such as inflationary pressures, continue to impact the macroeconomic environment and could adversely affect our business. The global macroeconomic outlook continues to remain uncertain due to a variety of other factors as well, including lasting impacts to the labor market and ongoing supply chain disruptions. The extent to which our business and results of operations may continue to be adversely affected by this macroeconomic uncertainty will depend on numerous evolving factors and future developments; the extent and duration of lingering effects on the economy, inflation, consumer confidence and consumer and business spending.

Indiana and Ohio are leading producers of poultry, eggs and poultry products, and rank at the top in the country in production of ducks, eggs, turkeys, and are significant producers of broilers. In January 2025, there was a documented regional increase in incidents of a highly contagious avian influenza known as H5N1 bird flu, which occurred in the Indiana counties of Jay, Allen and Adams, and the Ohio counties of Mercer and Van Wert. To date, Ohio had the most confirmed cases of avian flu in the United States, with the virus having affected approximately 50 commercial flocks, including turkey, duck, and egg farms. The Bank currently has loan customers in these counties who operate in the poultry industry and whose operations may be highly vulnerable to any significant outbreak of the virus, which could materially affect their ability to operate and therefore repay their loans. The Bank continues to actively monitor this highly fluid situation.

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

Internal and External Risk Evaluations

An annual Information Technology Audit, which is facilitated by the Internal Audit Department, is conducted via a co-sourcing agreement with a third-party auditor. The objective of the IT audit is to evaluate the effectiveness and efficiency of operations, test the reliability of data and IT controls, and ensure compliance with applicable laws, regulations, guidance, and industry best practices. The audit scope addresses IT Governance, IT Management, IT Operations, and IT Security. Testing of the internal network environment and external network perimeter are included in the Results of the IT Audit and are reviewed with the IS Steering Committee and Company management. For any exceptions identified, a responsible party is assigned, and action plans are developed to address corrective measures. The final results of the IT Audit are reviewed with the Board Audit Committee. The status of unresolved audit issues along with their priority ratings is reported to both Management's IS Steering Committee and the Board Audit Committee at each meeting.

In addition, in accordance with Gramm-Leach-Bliley Act requirements regarding safeguarding and protecting customer information, an Information Security Risk Assessment is conducted at least annually by the Risk Department and reviewed with the Management Risk Committee, the ERM Committee, and the Board of Directors. A risk analysis is performed to evaluate current processes, identify information assets, and determine the adequacy of the safeguarding and protection of confidential customer information collected and maintained. For each information asset identified, the criticality of the asset, the threats to the defined asset, the likelihood of compromise of the asset, the business impact if an asset is compromised, and an overall risk rating for each asset are defined. The results of this assessment are reviewed with the IS Steering Committee and the Risk Committee and reported at least annually to the Board ERM Committee.

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

The Bank owns all of its office locations, with the exception of the asterisked offices below. These eight office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location	Date Opened
Archbold, Ohio	307 N Defiance Street	04/1897
Wauseon, Ohio	1130 N Shoop Avenue	11/1973
Stryker, Ohio	300 S Defiance Street	03/1981
West Unity, Ohio	200 W Jackson Street	10/1981
Delta, Ohio	101 Main Street	06/1985
Bryan, Ohio	1000 S Main Street	06/1992
Napoleon, Ohio	2255 Scott Street	02/1995
Montpelier, Ohio	1150 E Main Street	06/1998
Swanton, Ohio	7 Turtle Creek Circle	11/1999
Defiance, Ohio	1175 Hotel Drive	07/2001
Perrysburg, Ohio	7001 Lighthouse Way	11/2007
Butler, Indiana	200 S Broadway	12/2007
Auburn, Indiana*	406 Smaltz Way	12/2007
Angola, Indiana*	2310 N Wayne Street	08/2008
Hicksville, Ohio	100 N Main Street	07/2010
Waterville, Ohio	8720 Waterville-Swanton Road	05/2013
Custar, Ohio	22973 Defiance Pike	12/2013
Sylvania, Ohio	5830 Monroe Street	08/2014
Fort Wayne, Indiana	12106 Lima Road	04/2016
Bowling Green, Ohio*	1072 N Main Street	10/2016
Findlay, Ohio	1660 Tiffin Avenue	01/2018
Geneva, Indiana	215 E Line Street	01/2019
Monroe, Indiana	150 W Washington Street	01/2019
Berne, Indiana	718 US Highway 27 N	01/2019
Portland, Indiana	1451 N Meridian Street	01/2019
Decatur, Indiana	1118 S 13th Street	01/2019
Fort Wayne, Indiana	7370 Illinois Road	04/2021
Ossian, Indiana	102 N Jefferson Street	04/2021
Bluffton, Indiana*	111 E Oak Forest Drive	04/2021
Urbana, Ohio	120 N Main Street	10/2021
Sidney, Ohio	101 E Court Street	10/2022
Anna, Ohio	403 S Pike Street	10/2022
Jackson Center, Ohio	115 E Pike Street	10/2022
Oxford, Ohio*	335 S College Avenue	04/2023
Toledo, Ohio*	120 N Summit Street	06/2023
Birmingham, Michigan*	220 Park Street, Suite 104	10/2023
Fort Wayne, Indiana*	128 W Wayne Street	10/2023

All offices except the Butler, Indiana location have onsite ATM services.

The Bank’s LPOs at the following locations are all leased:

LPO	Location
Muncie, Indiana	1208 W White River Boulevard
Bryan, Ohio	206 W High Street
West Bloomfield, Michigan	7031 Orchard Lake Road
Perrysburg, Ohio	5203 Levis Commons Boulevard
Troy, Michigan	3001 West Big Beaver Road

F&M Insurance Agency, LLC operates from our principal office at 307 North Defiance Street; Archbold, OH 43502.

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

As of December 31, 2024, there were 1,900 record holders of our common stock of which 54.81% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Company, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2024. The chart compares the value of $100 invested in the Company and each of the indices and assumes investment on December 31, 2019 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2020	2021	2022	2023	2024
FMAO	78.47	113.43	97.39	92.31	110.66
NASDAQ - COMPOSITE	144.74	176.54	120.00	171.95	221.29
NASDAQ - BANK INDEX	91.88	129.99	109.84	105.86	124.99

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2024 and 2023 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2024	$0.22000	$0.22000	$0.22125	$0.22125	$0.88250
2023	$0.21000	$0.21000	$0.21000	$0.22000	$0.85000

Dividends declared during 2024 were $0.8825 per share totaling $11.9 million, 3.8% higher than 2023 declared dividends of $0.85 per share. During 2024, the Company awarded 60,169 shares to 111 employees and 5,811 shares were forfeited under its long term incentive plan. At year-end 2024, the Company held 864,889 shares in Treasury stock and 158,183 in unearned stock awards.

Dividends declared during 2023 were $0.85 per share totaling $11.5 million, 4.6% higher than 2022 declared dividends of $0.8125 per share. During 2023, the Company awarded 64,225 shares to 113 employees and 6,350 shares were forfeited under its long term incentive plan. At year-end 2023, the Company held 899,784 shares in Treasury stock and 151,350 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2024	2023
Tier I Leverage Ratio	8.12%	7.86%
Risk Based Capital Tier I	10.44%	9.75%
Total Risk Based Capital	12.80%	11.51%
Stockholders' Equity/Total Assets	9.96%	9.64%

There was no treasury stock repurchased for the quarter ended December 31,2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization (1)
10/1/2024
to	-	-	-	638,500
10/31/2024

11/1/2024
to	-	-	-	638,500
11/30/2024

12/1/2024
to	-	-	-	638,500
12/31/2024
Total	-	-	-	638,500

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2024. On that date, the Board of Directors authorized the repurchase of up to 650,000 common shares between January 16, 2024 and December 31, 2024.

On January 28, 2025, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 28, 2025 and ending December 31, 2025.

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

Revision of Previously Issued Financial Statements

The Company has voluntarily revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K to correct two immaterial errors.

Within the loans disclosure (Note 4), the vintage loan tables that represent the risk category of loans by portfolio class and year of origination as of December 31, 2023 have been updated to separate origination year 2019 from the prior year for the term loans amortized cost basis.

Within the derivative financial instruments disclosure (Note 18), the derivative fair value on the tables that present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities listing notional value, weighted average remaining maturity and weighted average rate included a clerical error that has been corrected to match the derivative fair value presented on two other tables as of December 31, 2023.

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

All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management's discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the Allowance for Credit Losses (ACL) as the accounting area that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

The total allowance for credit losses represents management's estimate of credit losses inherent in the Bank's loan portfolio and unfunded loan commitments at the report date. The estimate is a composite of a variety of factors including experience, collateral value, and the general economy. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

For more information regarding the estimate and calculation used to establish the ACL, please see Note 1 to the consolidated financial statements provided herewith.

2024 in Review

The strategic plan for 2024 was to slow our loan growth and focus on improving our profitability while realigning our balance sheet. The benefits of that plan continue to show in our financial performance as compared to year end 2023 and in each quarter of 2024. Net interest margin was 2.84% for the fourth quarter 2024 compared to 2.57% for the same quarter 2023. This resulted in almost $2.9 million more in net interest income in comparing the same time periods. In total for 2024 as compared to 2023, over $4.5 million more was earned in net interest income. This is a confirmation of the plan and highlights the improvement heading into 2025.

In terms of balance sheet realignment, total loans decreased 0.75%, or $19.3 million, when comparing the balances as of December 31, 2024, to same date 2023. The largest decreases were in commercial real estate and consumer. A part of the realignment was to increase deposits and improve liquidity. Total assets increased 2.5% to $3.36 billion with cash-to-assets ratio improving to 5.3% at year-end 2024 compared to 4.3% at year-end 2023. This was funded by increased deposits of 3.0% in 2024 to end at $2.69 billion.

Where the focus has remained unchanged through the years is in asset quality. As of December 31, 2024, past dues over 30 days remain well contained at 0.22% of loans and average 0.46% for the year. Non-accruals were down significantly, mostly due to one relationship for $3.6 million paying off completely and a $16.5 million relationship being reduced to $7.1 million and payments brought current. Both loans are in the Agricultural industry. Non-accruals were down from 0.87% to 0.12% from year-end 2023 to year-end 2024. Special Mention loans were reduced $63 million due to upgrades and some migration to Substandard, which increased $25 million for the year. But overall, the Watch List, which is comprised of loans designated as Special Mention, Classified and Doubtful, was reduced $38.4 million in 2024. Watch List loans are down from 4.09% of loans on December 31, 2023, to 2.60% of loans on December 31, 2024.

F&M Commercial Banking Division saw loan demand slow throughout 2024 with increased activity in the fourth quarter in comparison to the previous two quarters. Lending rates increased throughout 2024 with some retraction with the Federal Reserve rate cuts beginning in September. Commercial clients entered 2024 with concerns surrounding the availability of materials, but inflationary impacts remained the biggest concern throughout 2024. Credit quality of the commercial portfolio remains solid and fourth quarter collateral values and auction values are still holding consistent with previous quarters. Fourth Quarter 2024 past dues and delinquencies were low again for the F&M portfolio, but the team continues to monitor the portfolio closely for the impact of higher rates and inflationary pressures.

We continue to increase our floating rate loan exposure and have increased our CRE and multi-family loans pledged to FHLB to provide additional liquidity. We have seen an increase in line of credit utilization. Unfunded construction exposure is down as loans have funded which aided the improvement in asset yield.

Throughout our market area, yields for our grain farmers were mostly average but better than anticipated given the dry growing conditions in 2024 through much of our market area. Commodity prices have declined below levels we have seen the last several years with the anticipation that net farm income will decline in 2024. The financial performance of our Agricultural portfolio will continue to be monitored, but the overall sound financial position of the portfolio is believed to be well positioned for the typical cycles we see in production agriculture. Our livestock and agricultural business clientele have performed well but certain sectors may also show a decline in revenue as farmer spending declines. Loan demand has remained flat. The performance of our agricultural portfolio continues to remain strong.

The consumer secondary real estate market had more activity in the second half of 2024 with the third quarter recording the most activity. Home Equity loans remain a constant contributor in keeping our home loan originators busy. The other constant is our nontraditional borrower and their need for financing. Mortgage rates declined in the third quarter and remained in the low 6’s which has aided in keeping lenders active. Housing inventory is still low but has seen a slight increase. The Bank’s Home Loan Team continues to find the best mortgage solutions for all our clients while looking for opportunities to help with housing initiatives in the underserved areas of our communities utilizing our Hometown Advantage Mortgage program.

Another offering we are excited to be a part of is the OHIO HOMEBUYER PLUS saver program offered in conjunction with the State of Ohio to future Ohio homeowners to save for a home purchase within the next five years. During the third quarter, the State of Ohio changed the terms of the offering due to the extremely unexpected high demand for the program. The Bank suspended offering of the product until such time as we could adjust our offering to the new conditions of the State. We began to offer again in the fourth quarter under modified terms. The Bank can offer a higher than market interest rate to our depositor with the State placing a lower than market rate CD with the Bank to provide funding. The adjusted program is capped at $100 million in use and an account limitation of $100 thousand with the State only matching the first $25,000 with a lower than market rate.

Net noninterest income and expense was a higher expense of nearly $1.8 million for 2024 as compared to 2023. The largest fluctuation in noninterest income was caused by the establishment of agricultural servicing rights in 2023, decreasing the line-item loan servicing income in noninterest income by almost $1.9 million in 2024 as compared to 2023. The largest fluctuation in noninterest expense was the savings in data processing and ATM expense of $2.6 million due to the application of credits from a renegotiated core processing contract. These savings were offset by higher employee costs of $4.3 million in 2024 as compared to 2023. Salary and wages were impacted by a higher incentive being awarded from the stronger financial performance of 2024 and employee benefits was impacted by higher medical expenses and cost of premiums. The headcount increased by 17 full-time equivalents throughout the year.

Overall, net income for the quarter was higher than the previous quarter by approximately $1.9 million and over same quarter last year by $2.8 million. On a year-over- year basis, net income surpassed December 31, 2023’s by $3.2 million. The benefits of adjusting our focus for 2024 has shown in the financials. Capital balances as of December 31, 2024, increased $18.7 million over same date 2023 of which $3.8 million is attributed to a lower accumulated other comprehensive loss position. At the same time, the Company continues to increase our dividend for our shareholders, which remains a priority. The declared dividend in September 2024 included matching the previous quarterly declaration and adding a 1/8th of a cent to it. The Company’s annual dividend will have increased from $0.2375 in 2004 to $0.8825 in 2024, reflecting a 6.8% compound annual growth rate over this period. The Company continues to focus on improving our capital and overall financial performance. The steps may be small; however, they are continuing to move in a positive direction.

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

In 2024, the focus was on increasing profitability while also repositioning the balance sheet. The effects of which can be seen in the improvement of $4.5 million to net interest income as compared to 2023. Total interest income increased $23.8 million which was offset by increased interest expense of approximately $19.3 million. Interest and fee income from loans were responsible for $16.0 million of the improved interest income with rate accounting for 78.6% of this increase. Average loan balances increased $65.7 million from the prior year and accounted for 21.4% of the increased loan interest income. As of December 31, 2024, the Company’s loan portfolio was 36.0% variable with 31.4% of total loans subject to repricing within the next twelve months. The security portfolio, used for purposes of liquidity and contingency planning as a means of balance sheet gap management, increased $11.8 million in average during 2024 as compared to 2023 with associated interest income increasing $1.9 million over 2023. Average federal funds sold and interest bearing deposit balances increased $91.3 million as compared to the prior year and generated an additional $5.9 million in interest income. During 2024, the prime rate decreased 50 basis points in September and 25 basis points in both November and December to end the year at 7.50%.

One of the largest factors of the reduced earnings for 2023 as compared to 2022 was the decrease in net interest income of $5.4 million. Increases in average balances and interest rates led to an increase in interest income of approximately $38.7 million which was absorbed by an increase in interest expense of $44.0 million. Loan interest and associated fee income increased $35.1 million as compared to the prior year with 54.2% of it driven by volume. The growth in average loan balances of $417.8 million over 2022 was 5.0% related to organic growth within the Bank's broader markets and 4.5% directly attributable to the Company's recent acquisitions. The Company’s loan portfolio at December 31, 2023, was 31.6% variable with 24.9% of total loans repricing within the next twelve months. Average balances on the security portfolio decreased $28.6 million as compared to 2022 with an increase in interest income of $612 thousand. As securities matured, the balances were used to fund loan growth. During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. In 2023 with the higher interest rates, interest income on federal funds sold and interest bearing bank deposits generated an additional $3.0 million over 2022. Beginning in March of 2022, the prime rate increased 25 basis points followed by a 50 basis point increase in May, four 75 basis point increases in June, July, September and November with a final 50 basis point increase in December to end the year at 7.50%. In 2023, there were four additional 25 basis point increases in February, March, May and July to end the year at 8.50%. Overall, total interest income was $23.8 million higher for 2024 than 2023 on an additional $168.8 million in total average earning assets and was $38.7 million higher for 2023 than 2022 on an additional $378.9 million in total average earning assets.

Interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, borrowed funds and subordinated notes) increased from all interest bearing funding sources with the exception of federal funds purchased and securities sold under agreement to repurchase in 2024 over 2023 and all funding sources in 2023 over 2022. Average interest bearing liabilities increased $183.3 million over 2023 with approximately $19.3 million additional interest expense while average interest bearing liabilities increased $366.4 million over 2022 with an additional $44.0 million of interest expense. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products. Both of these strategies were designed to assist in controlling interest expense in a rising rate environment. In 2024 and 2023, liquidity needs and loan growth created the need to quickly generate deposits. Competition within the market areas forced us to increase rates for deposits during the three year time period. Between 2022 and 2023, the prime rate increased 525 basis points and decreased 100 basis points in 2024. Average interest bearing deposits increased $149.0 million compared to 2023 and $230.4 million compared to 2022. During 2024, interest expense from deposits increased by $17.5 million from 2023 and 2023 increased by $37.0 million from 2022. The majority, 81.7%, of the increased deposit expense of 2024 and 95.5%, of the increased expense of 2023 was influenced by rates rather than due to additional cost associated with deposit growth. Borrowed fund balances increased in 2024 and 2023 by $41.9 million and $145.8 million, respectively, as a means to fund the loan growth which resulted in an additional interest expense of $2.1 million and $6.7 million, respectively. During 2021, the Company issued subordinated notes and incurred $1.1 million of interest expense in both 2024 and 2023. Refer to Note 10 of the Company’s consolidated financial statements for further discussion regarding subordinated notes.

Total interest expense totaled $77.7, $58.4 and $14.4 million for 2024, 2023 and 2022, respectively. The increased expense was approximately 76.2% attributable to the higher interest rate environment in 2024 as compared to 2023 and 87.2% attributable to the rising interest rate environment in 2023 as compared to 2022.

This concludes the discussion by the independent components of the ratios. Now the discussion moves on to the percentages and the change in the net interest margin and spread.

Overall, we have seen a decrease in the net interest margin and spread comparing 2022 to 2024. The increased interest expense of 2024 resulted in interest margin remaining flat while interest spread decreased 9 basis points compared to 2023 due to the cost of funds increasing more than the increase in asset yield. Interest margin decreased by 60 basis points and interest spread decreased by 99 basis points in 2023 as compared to 2022 with the increased cost of funds outpacing the increased asset yield. For 2024, average loan balances increased $65.7 million over the prior year with increased interest income of $16.0 million. In 2024, the Bank was able to see the impact of a higher rate environment with 78.6% of the increased interest income related to rate changes as presented in the charts below. Average balances of federal funds sold and interest bearing deposits with other institutions increased $91.3 million and increased interest rates generated an additional $5.9 million in interest income over 2023. The overall asset yield for 2024 increased 50 basis points as compared to 2023. Looking at the components behind the change in net interest margin for 2023 as compared to 2022, increased average balances in loans of $417.8 million over the prior year contributed to increased interest income of $35.1 million with volume responsible for 54.2% of the increase as presented in the charts below. The large revenue gain in loan interest was aided by the increased earnings from federal funds sold and interest bearing deposits of $3.0 million with decreased average balances of $10.3 million as the funds were used for loan growth. The overall asset yield in 2023 increased by 80 basis points over 2022.

For 2024, interest expense continued to increase and was 33.0% higher than 2023 and was 76.2% impacted by changes in interest rates. Competition for deposits continued to be extremely high and rate shopping between financial institutions was apparent. The Company’s goal is to increase core deposits which includes savings deposits which increased $126.0 million while non-interest bearing demand deposits decreased $14.8 million in average balances, respectively as compared to 2023. In 2024, time deposits increased $41.9 million in average balances year over year. The increased interest expense in 2024 for savings deposits and time deposits accounted for 91.1% of the total interest expense increase. Overall, cost of funds increased 59 basis points or

23.3% over 2023 with only 23.8% due to volume increases. The remaining 76.2% was related to changes in interest rates. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $41.0 million during 2023 as compared to 2022’s average balance. The other average balance increase for core deposits was the change in non-interest bearing demand deposits. 2023’s average balance in this portfolio was $13.4 million higher than 2022’s average balance. In 2023, the Company ran several time deposit promotions which resulted in increased average balances of $189.4 million. The increased interest expense in 2023 for savings deposits and time deposits accounted for 84.1% of the total interest expense increase. Overall, cost of funds increased 179 basis points for 2023 over 2022. The reason behind the increase was 87.2% due to rate increases and 12.8% due to volume increases.

In comparing 2024 to 2023, net interest margin was 2.72% which remained flat while net interest spread decreased 9 basis points to 2.05%. Loan volume accounted for $16.0 million or 67.3% of the increased interest income with an increased asset yield of 49 basis points. The asset yield on federal funds sold and interest bearing deposits increased 97 basis points year over year. Total asset yield increased 50 basis points while total cost of funds increased 59 basis points, creating the 9 basis point difference in spread. Overall yield improves when the balances of the highest yielding asset, which is loans, increases. Loans as a percentage of earning assets was 80.8% while loans to total assets was 76.8% for 2024. The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

The net interest margin for 2023 was 2.72% compared to 2022 which was 3.32%. The 0.60% decrease for 2023 was related to the increased interest expense which was greater than the increased interest income. Loan volume accounted for $35.1 million or 90.7% of the increased interest income with an increased asset yield of 64 basis points. The asset yield on federal funds sold and interest bearing deposits increased 179 basis points compared to the prior year. Net interest spread was 2.14% for 2023 compared to 2022’s 3.13%, creating a 99 basis point difference in the spread. Loans as a percentage of earning assets was 83.2% while loans to total assets was 78.0% for 2023.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher cost of funds and to continue the opportunity for fee dollars from services provided, continues to be a top focus for 2025.

Total assets of the Company increased overall as did the earning assets in both average and year-end during 2024 and 2023. This matched the increase in interest dollars. The percentage of average earning assets to total average assets reflects the best utilization of funds. For 2024, the percentage at 95.06% was higher than 2023 at 93.81%. The addition of new offices increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. One of the things that has helped to improve the profitability over the years was the percentage of average loans to total assets. For 2024, the average balance of loans to total average assets was 76.82%, 78.02% for 2023 and 74.73% for 2022. Loans are the highest yielding asset for the Company.

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

In terms of interest expense, 2024’s increase as compared to 2023 was approximately 76.2% due to the increase in rates. 2023’s increase was approximately 87.2% due to the increase in rates as compared to 2022.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2023 and 2022, both 2024 and 2023 had increases in average balances of all interest bearing liabilities with the exception of federal funds purchased and securities sold under agreement to repurchase. Refer to Note 10 for additional information on other borrowed money, which consists of both short and long term borrowings, and subordinated notes.

The following tables present net interest income, interest spread and net interest margin for the three years 2022 through 2024, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. Average outstanding loan balances include non-performing loans, real estate loans held for sale and carrying value adjustments related to interest rate swaps of $1.1 and $2.7 million for 2024 and 2023, respectively. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities. The average cost of funds for 2024 was 3.12%, 59 basis points higher than 2023’s 2.53%.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis. The yield on loans has also been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also within the net interest spread and margin. The adjustments were based on a 21% tax rate for all years. The tax-exempt interest income was $503, $590 and $614 thousand for 2024, 2023 and 2022, respectively which resulted in a federal income tax savings of $106, $124 and $129 thousand, respectively.

	2024
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,557,213	$145,329	5.68%
Taxable investment securities	410,764	8,129	1.98%
Tax-exempt investment securities	20,154	328	2.06%
Federal funds sold & other	176,307	9,786	5.55%
Total Interest Earning Assets	3,164,438	$163,572	5.17%
Non-Interest Earning Assets:
Cash and cash equivalents	47,223
Other assets	117,241
Total Assets	$3,328,902
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,502,365	$39,750	2.65%
Other time deposits	663,320	24,713	3.73%
Other borrowed money	262,094	10,948	4.18%
Federal funds purchased and securities sold under agreement to repurchase	27,750	1,111	4.00%
Subordinated notes	34,755	1,138	3.27%
Total Interest Bearing Liabilities	2,490,284	$77,660	3.12%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	479,059
Other	34,529
Total Liabilities	3,003,872
Shareholders' Equity	325,030
Total Liabilities and Shareholders' Equity	$3,328,902
Interest/Dividend income/yield		$163,572	5.17%
Interest Expense/cost		77,660	3.12%
Net Interest Spread		$85,912	2.05%
Net Interest Margin			2.72%

	2023
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,491,502	$129,344	5.19%
Taxable investment securities	394,424	6,204	1.57%
Tax-exempt investment securities	24,686	366	1.88%
Federal funds sold & other	85,018	3,894	4.58%
Total Interest Earning Assets	2,995,630	$139,808	4.67%
Non-Interest Earning Assets:
Cash and cash equivalents	40,021
Other assets	157,705
Total Assets	$3,193,356
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,376,318	$27,424	1.99%
Other time deposits	640,390	19,499	3.04%
Other borrowed money	220,175	8,876	4.03%
Federal funds purchased and securities sold under agreement to repurchase	35,421	1,474	4.16%
Subordinated notes	34,640	1,138	3.29%
Total Interest Bearing Liabilities	2,306,944	$58,411	2.53%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	493,820
Other	87,111
Total Liabilities	2,887,875
Shareholders' Equity	305,481
Total Liabilities and Shareholders' Equity	$3,193,356
Interest/Dividend income/yield		$139,808	4.67%
Interest Expense/cost		58,411	2.53%
Net Interest Spread		$81,397	2.14%
Net Interest Margin			2.72%

	2022
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,073,737	$94,264	4.55%
Taxable investment securities	424,229	5,621	1.32%
Tax-exempt investment securities	23,472	337	1.82%
Federal funds sold & interest bearing deposits	95,301	927	0.97%
Total Interest Earning Assets	2,616,739	$101,149	3.87%
Non-Interest Earning Assets:
Cash and cash equivalents	35,696
Other assets	122,665
Total Assets	$2,775,100
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,335,271	$6,378	0.48%
Other time deposits	451,013	3,505	0.78%
Other borrowed money	74,379	2,160	2.90%
Federal funds purchased and securities sold under agreement to repurchase	45,314	1,197	2.64%
Subordinated notes	34,524	1,122	3.25%
Total Interest Bearing Liabilities	1,940,501	$14,362	0.74%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	480,389
Other	66,342
Total Liabilities	2,487,232
Shareholders' Equity	287,868
Total Liabilities and Shareholders' Equity	$2,775,100
Interest/Dividend income/yield		$101,149	3.87%
Interest Expense/cost		14,362	0.74%
Net Interest Spread		$86,787	3.13%
Net Interest Margin			3.32%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2024 vs 2023
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$15,985	$3,413	$12,572
Taxable investment securities	1,925	257	1,668
Tax-exempt investment securities	(38)	(85)	47
Federal funds sold & other	5,892	4,181	1,711
Total Interest Earning Assets	$23,764	$7,766	$15,998

Interest Bearing Liabilities:
Savings deposits	$12,326	$2,512	$9,814
Other time deposits	5,214	698	4,516
Other borrowed money	2,072	1,690	382
Federal funds purchased and securities sold under agreement to repurchase	(363)	(319)	(44)
Subordinated notes	-	4	(4)
Total Interest Bearing Liabilities	$19,249	$4,585	$14,664

	2023 vs 2022
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$35,080	$19,005	$16,075
Taxable investment securities	583	(395)	978
Tax-exempt investment securities	29	22	7
Federal funds sold & interest bearing deposits	2,967	(100)	3,067
Total Interest Earning Assets	$38,659	$18,532	$20,127

Interest Bearing Liabilities:
Savings deposits	$21,046	$196	$20,850
Other time deposits	15,994	1,472	14,522
Other borrowed money	6,716	4,234	2,482
Federal funds purchased and securities sold under agreement to repurchase	277	(261)	538
Subordinated notes	16	4	12
Total Interest Bearing Liabilities	$44,049	$5,645	$38,404

Non-Interest Income

The discussion now focuses on the noninterest income and expense generated by the Company for the years ended 2022 through 2024. For 2024, noninterest income was $15.6 million, a decrease of $284 thousand or 1.8% from 2023. Noninterest income increased $109 thousand, or 0.7% in total for 2023 as compared to 2022 which ended at $15.8 million.

Other service charges and fees increased $130 thousand during 2024 as compared to 2023. Overdraft, returned check charges and recurring overdraft fees also increased $75 thousand during 2024 as compared to 2023. Other service charges and fees increased $117 thousand during 2023 as compared to 2022. This was mainly due to increased overdraft, returned check charges and recurring overdraft fees which increased $116 thousand during 2023 over 2022. 2023 customer service fee revenue was $718 thousand lower than 2022, mostly due to decreased credit card income.

Loan servicing income decreased $1.9 million during 2024 as compared to 2023. The establishment of agricultural real estate servicing rights during 2023 recognized $2.3 million of servicing income that was not present in prior years. Loan servicing income was $4.4 million during 2023 as compared to $2.2 million for 2022.

The cash surrender value of bank owned life insurance increased $131 thousand or 15.7% in 2024 compared to 2023 and $143 thousand or 20.7% in 2023 over 2022.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. Interchange revenue and fees collected on foreign ATM usage (noncustomers utilizing our ATMs) increased $78 thousand to $5.4 million during 2024 as compared to 2023. During 2023, these revenues increased to $5.3 million as compared to $5.0 million during 2022. 2024 included a Mastercard growth credit of $213 thousand. For 2023, the Mastercard growth credit was $196 thousand and $188 thousand for 2022. In December of 2019, the Bank became a principal with MasterCard and received a $1.75 million signing bonus. The signing bonus was based on achieving $1.1 billion in signature transactions over five years. The bonus was recognized over 60 months with $319 thousand included in 2024 and $351 thousand included in 2023 and 2022’s $5.4 million, $5.3 million and $5.0 million, respectively. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the noninterest expense section regarding the net effect of debit card activity.

The Bank has seen an increase in its mortgage production volume and the corresponding gains on the sale of these loans. Loan originations driven by refinance activity decreased with the higher interest rates in 2023. Noninterest income from net gain on sales of loans was the highest in 2022 of the three year periods shown. Net gain on sales of loans was $859 thousand, $699 thousand and $1.4 million, respectively in 2024, 2023 and 2022. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 45.9% of the gains were attributed to the residential loans in 2024. 84.3% of the gains were attributed to the residential loans in 2023 and 37.6% in 2022. In conjunction with these sales, the Bank maintains servicing rights. The income from one to four mortgage servicing rights was $502 thousand, $415 thousand and $537 thousand for 2024, 2023 and 2022 respectively. Agriculture mortgage servicing rights income was $324 thousand and $2.3 million in 2024 and 2023, respectively.

The last item in the noninterest income section is the net gain or loss on sale of investments. During the first quarter of 2023, securities were swapped at a loss of $891 thousand with securities with a higher annual yield. The loss was recouped by the higher yield during the first eight months of 2023. The Bank did not sell any securities in 2024 or 2022. The available for sale security portfolio switched from an unrealized gain position in 2020 into an unrealized loss position in 2021 that continued through 2024.

Non-Interest Expense

Noninterest expense increased 2.2% in 2024 as compared to 2023 and was preceded by a 16.9% increase in 2023 as compared to 2022. Represented in dollars, 2024 was $1.5 million higher than 2023 and 2023 was $9.7 million higher than 2022. Acquisition costs incurred in 2023 and 2022 totaled $208 thousand and $2.5 million, respectively with expenses being recorded in multiple line items. There were no acquisition costs in 2024. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2024, an additional $3.3 million was spent over 2023 which correlates to a 12.1% increase. When making the same analysis for 2023 as compared to 2022, 2023’s costs increased $4.2 million or 18.6%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives comprised of the expense of restricted stock awards and performance incentives. 2024 saw an increase due to our continued investment in people and staffing needs. 2023 saw an increase due to the investment in people for our strategic growth initiative and staffing of new offices. 2022 increased with the acquisition of Peoples Federal Savings and Loan offices. Normal yearly increases to the employees were included in all years. Base pay was up $1.4 million for 2024 over the previous year and 2023 was up $4.7 million over 2022. The full time equivalent number of employees at each year-end increased to 473 for 2024, 456 for 2023 and to 431 for 2022.

Incentive pay as it relates to performance was up $2.2 million in 2024 over 2023 and down $1.7 million in 2023 over 2022. The Return on Assets multiple used to award incentive pay increased in 2024 to 1.043 compared to 0.36 in 2023 and 1.196 in 2022. In 2022, acquisition costs were excluded from the calculation. The expense for the restricted stock awards increased in 2024 even though 4,056 fewer shares were granted. This was due to higher market value rates and $108 thousand for the acceleration of stock awards for executive retirements. Restricted stock award expense increased in total $79 thousand in 2024 over 2023. Restricted stock awards expense increased in 2023 due to more shares being granted to a slightly larger number of employees. 7,729 additional shares were awarded in 2023 with lower market values. The expense for 2023 increased by $382 thousand over 2022 with $28 thousand due to the acceleration of stock awards. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 12 of the consolidated financial statements.

Employee benefits expense increased in 2024 as compared to 2023. The 401-K retirement plan accounted for the largest portion of the increase, which was an increase of $601 thousand over 2023. The contribution portion relating to the discretionary profit-sharing percentage was 4.5% in 2024 compared to 1.7% in 2023. Overall, employee benefits increased $1.0 million or 13.6% from 2023.

Employee benefits expense increased in 2023 as compared to 2022. Employee group insurance expense accounted for the largest portion of the increase. Acquisition related costs included in this line were $144 thousand. The cost of the 401-K retirement plan decreased $216 thousand for 2023 as compared to 2022. The contribution portion relating to the discretionary profit-sharing percentage was 5.5% in 2022.

Net occupancy expense typically increases as the Company expands. Net occupancy expense increased for 2024 $319 thousand and increased $1.3 million in 2023. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. For 2024, building rent as generated from FM Investments decreased by $195 thousand. Rent is received in lieu of commissions. This revenue was able to partially offset increased building repair and maintenance expenses of $39 thousand and lease expense of $439 thousand and increased building depreciation expense of $328 thousand. Building rent as generated by FM Investments was higher by $94 thousand in 2023 which offset increased building repair and maintenance expenses of $113 thousand. Net occupancy expense increased for 2023 $1.3 million over 2022.

A correlating expense to the Company's refinancing activity as it relates to loans sold to the secondary market, is the amortization of servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the real estate loan is first sold with servicing retained and is therefore recognized immediately. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. Prior to 2023, servicing rights only included 1-4 family real estate loans. The establishment of agricultural real estate servicing rights, incorporated in the table below for 2023, included capitalized additions of $2.3 million and corresponding amortization of $123 thousand. For 2024, combined servicing rights yielded a net income of $98 thousand along with the establishment of a $97 thousand valuation allowance. For 2023, combined servicing rights yielded a net income of $2.1 million along with the establishment of a $7 thousand valuation allowance. 2022 had a net loss of $22 thousand which excluded the reversal of the $414 thousand valuation allowance established the prior year. Of course, the value (or income) of the servicing right when the loans are sold also impacts the net position. As of December 31, 2024, 3,677 1-4 family real estate loans and 619 agricultural loans are being serviced with corresponding balances of $364.3 million and $141.9 million, respectively. At December 31, 2023, 3,749 1-4 family real estate loans and 593 agricultural loans were being serviced with corresponding balances of $367.8 million and $135.8 million, respectively. 2022 had 3,861 loans serviced with corresponding balances of $375.6 million.

The impact of servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2024	2023	2022
Beginning of Year	$5,655	$3,549	$3,571
Capitalized Additions	826	2,710	537
Amortization	(728)	(604)	(559)
Ending Balance, December 31	5,753	5,655	3,549
Valuation Allowance	(97)	(7)	-
Servicing Rights net, December 31	$5,656	$5,648	$3,549

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

Data processing costs were lower in 2024 as compared to 2023 by $1.7 million as a result of using credits from the 67 month amended agreement commencing on January 1, 2024. Data processing costs were lower in 2023 as compared to 2022 by $808 thousand. As the pricing on many services is based on number of accounts which the Bank fully expects to increase with the growth from the newer offices and overall Bank growth, data processing costs are expected to increase.

ATM expense also decreased $942 thousand from 2023 as a result of using credits from the 67 month amended agreement commencing on January 1, 2024 while 2023 increased $394 thousand from 2022. Included in this line are the debit card fees incurred which offset the debit card income as discussed in the noninterest income section.

The FDIC assessment increased from 2023 due to an increased assessment base while 2023 increased as compared to 2022 also due to an increased assessment base. With continued growth, the assessment base increases which leads to a greater expense. 2024’s assessment was $127 thousand over 2023. The assessment for 2023 was up $1.1 million compared to 2022.

Advertising and public relations decreased in 2024 by $463 thousand and increased in 2023 by $961 thousand. With the addition of new offices and our new logo launch, 2023 increased over 2022.

The last line items with significant variation in noninterest expense are “consulting fees” and “other general and administrative.” Consulting fees increased by $45 thousand in 2024 from 2023 and decreased $470 thousand in 2023 compared to 2022. Consulting expenses related to acquisitions were $543 thousand in 2022. Acquisition expenses included in the other general and administrative line were $46 thousand for 2023 and $590 thousand for 2022. There were no acquisition expenses in 2024. Credit card expense decreased $576 thousand from 2023 as we switched to a referral based partner. Credit card expense for 2023 increased $459 thousand over 2022. The sale of our credit card platform in 2023 included $108 thousand of scorecard conversion expense. This represented awards earned by customers that the Company paid to honor rather than allowing them to be lost in the conversion. Auditing and exam fees increased $289 thousand in 2024 over 2023 and 2023 increased $124 thousand over 2022 which included $34 thousand of acquisition related costs. Legal expenses increased in 2024 by $74 thousand. In 2023, legal expenses decreased $226 thousand from 2022 of which $4 thousand of the decrease was acquisition related.

Allowance for Credit Losses

Provision expense decreased by $754 thousand for 2024 as compared to 2023 and decreased by $2.9 million for 2023 as compared to 2022. Sustained strong asset quality and reduced loan balances kept the provision expense lower. Management continues to monitor asset quality, making adjustments to the provision as necessary. Total net charge-offs were $142, $551 and $529 thousand for 2024, 2023 and 2022, respectively. The consumer portfolio had the largest charge-off activity during 2024 at $346 thousand which was down from $425 and $409 thousand in 2023 and 2022, respectively. The commercial and industrial portfolio had $106 thousand of charge-offs in 2024; however, had the highest level of charge-off activity in 2023 and 2022 at $565 and $418 thousand, respectively. Consumer recoveries were $189, $197 and $169 thousand for 2024, 2023 and 2022, respectively with commercial and industrial recoveries $133, $84 and $93 thousand for the same time periods, respectively. Consumer net charge-offs were $157, $228 and $240 thousand in 2024, 2023 and 2022, respectively. Net charge-offs in the commercial and industrial portfolio were $481 and $325 thousand in 2023 and 2022, respectively with 2024 being a net recovery of $27 thousand.

The total allowance for credit losses (ACL) represents management’s estimate of expected credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL reflects the Company’s estimated credit losses over the life of the loan. Management assesses changes in prepayment assumptions, interest rates, collateral values, portfolio composition, trends in non-performing loans, and other economic factors. In addition to an extensive internal loan monitoring process, the Company also aims to have an annual, external, independent loan review of approximately 35% of its commercial and agricultural loan portfolio. Management in turn assesses the results from the reviews to make changes in internal risk ratings of loans and the related ACL.

The Bank’s methodology provides an estimate of the expected credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the CECL calculation consist of Commercial Real Estate, Commercial & Industrial, Agricultural Real Estate, Agricultural, Consumer Real Estate, and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

The Company is utilizing peer data from a peer group of 316 banks in the region of Ohio, Michigan and Indiana with asset sizes less than $5 billion as of December 31, 2024. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + Qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. The Bank previously also included the FOMC’s forecasted change in real GDP as a second independent variable in its forward look regression; however, it was removed in the second quarter of 2024 due to reflecting little statistically significant correlation to the Bank’s historical loss rates. The impact of this change to the ACL was immaterial due to the variable having such a low coefficient value at this time. Annual projections are broken down using a straight-line approach for quarterly changes.

In addition to this quantitative analysis, management also utilizes qualitative analysis each quarter as a component of the ACL. The Qualitative factors include nine categories: ability of staff, changes in collateral values, changes in loan concentration levels, economic conditions, external factors such as regulatory, level and trends in non-accrual or adversely classified loans, loan review results, nature and volume of the portfolio and loan terms, and changes in lending policies and procedures. The methodology allows for additional qualitative factors as other risks emerge. Items within these categories are ranked as baseline, low, medium, or high levels of risk, and the related risk level per categories dictates the level of qualitative factor that is used depending on the standard deviation level from historical loss.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $52 thousand at December

31, 2024, and $386 thousand at December 31, 2023. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

Watch list loan balances are comprised of loans graded 5-8. At year-end December 31, 2024, these loans totaled $66.5 million and were $38.4 million lower than December 31, 2023. Commercial real estate, agricultural real estate and commercial loans comprised $49.6 million, $6.1 million and $5.2 million of the watch list loans, respectively. Grade 5 decreased $62.9 million in 2024 as compared to 2023 and Grade 6 increased $24.9 million in the same comparison. There were no Grade 7 loans at December 31, 2024, a decrease of $257 thousand from 2023.

At year-end December 31, 2023, these loans totaled $104.9 million and were $44.9 million higher than December 31, 2022. Grade 5 increased $54.9 million in 2023 as compared to 2022 and Grade 6 decreased $10.4 million in the same comparison. Grade 7 increased $257 thousand over 2022.

At year-end December 31, 2022 these loans totaled $60.0 million and were approximately $4.6 million higher than December 31, 2021. Grade 5 increased $2.6 million in 2022 as compared to 2021 and Grade 6 increased $2.0 million in the same comparison.

At December 31, 2024, of the $66.5 million watch list loans, 25.1% were classified as special mention and 74.9% were classified as substandard. No loans were classified as doubtful.

Of the aggregate watch list loan balances, as of December 31, 2023, 75.8% of the watch list was classified as special mention, with an additional 23.8% classified as substandard and a small 0.2% or $257 thousand of the $104.9 million watch list was classified as doubtful.

In response to these fluctuations and the offset by loan growth during 2022 through 2024, the Bank’s ACL to outstanding loan coverage percentage changed to 1.01% as of December 31, 2024, 0.97% as of December 31, 2023 and 0.86% as of December 31, 2022. In addition, for 2023 and 2022, our allowance for credit losses does not include a $363 thousand and $785 thousand credit mark associated with the Limberlost acquisition. No credit mark for Limberlost remained at December 31, 2024. For 2024, 2023 and 2022, our allowance for credit losses also does not include a $107 thousand, $294 thousand or $480 thousand credit mark associated with the Ossian acquisition. The credit mark not included in the allowance for credit losses associated with the Perpetual Federal Savings Bank acquisition for 2024, 2023 and 2022 was $1.5 million, $2.8 million and $4.4 million, respectively. 2024, 2023 and 2022 also include a $335 thousand, $566 thousand and $798 thousand credit mark associated with the Peoples Federal Savings and Loan Bank acquisition. Together, all of the credit marks further support the current position of the ACL.

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

The ACL increased $131 thousand during 2024 which included an increase to the allowance for credit losses of $802 thousand and a decrease to unfunded loan commitments of $671 thousand. The ACL increased $5.7 million and $4.3 million during 2023 and 2022, respectively. The loans past due 30+ days to total loans percentages were 0.22%, 0.44% and 0.26% for December 31, 2024, 2023 and 2022, respectively.

Please see Note 4 in the consolidated financial statements for additional tables regarding the composition of the ACL.

Income Taxes

Income tax expense was $1.1 million higher for 2024 than 2023 as result of approximately a $4.2 million increase of pretax income. Effective tax rates were 20.37%, 19.63% and 19.67% for 2024, 2023 and 2022 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $127, $149 and $137 thousand for 2024, 2023 and 2022, respectively less the TEFRA adjustments of $21, $20 and $5 thousand respectively. During 2024, the effect of investments reported under the proportional amortization method was $422 thousand.

Material Changes in Financial Condition

The shifts in the balance sheet during 2022 through 2024 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by growth in core deposits, other time deposits and growth in other borrowings. The cost of funds beginning in 2022 has been impacted by the increase of both interest bearing liabilities, the pressure on rates from competition for funds and a rising rate environment. In 2023 and 2024, the rate pressure from competition was extremely high with many depositors rate shopping. Going forward, there is a heightened focus on controlling the cost of funds. Loan growth contributed to an increase in interest income in 2022 through 2024.

Average earning assets increased in balances for all years during 2022 through 2024 with loan growth the primary factor for the increase.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statements of Income

	(In Thousands, except share data)
	2024	2023	2022	2021	2020
Summary of Income:
Interest income	$163,572	$139,808	$101,149	$76,840	$70,169
Interest expense	77,660	58,411	14,362	7,342	10,393
Net Interest Income	85,912	81,397	86,787	69,498	59,776
Provision for Credit Losses - Loans*	944	1,698	4,600	3,444	6,981
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures*	(671)	46	-	-	-
Net Interest Income After Provision for Credit Losses*	85,639	79,653	82,187	66,054	52,795
Noninterest income (expense), net	(53,066)	(51,299)	(41,712)	(36,557)	(27,589)
Net Income Before Income Taxes	32,573	28,354	40,475	29,497	25,206
Income Taxes	6,635	5,567	7,960	6,002	5,111
Net Income	$25,938	$22,787	$32,515	$23,495	$20,095
Per Share of Common Stock:
Earnings per common share outstanding**
Net Income	$1.90	$1.67	$2.46	$2.01	$1.80
Dividends	$0.8825	$0.8500	$0.8125	$0.7100	$0.6600
Weighted average number of shares outstanding, including participating securities	13,684,961	13,641,336	13,206,713	11,664,852	11,146,270

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2020 through 2022 provision amounts reflect the incurred loss method.

**Based on weighted average number of shares outstanding.

Summary of Consolidated Balance Sheets

	(In Thousands)
	2024	2023	2022	2021	2020
Total assets	$3,364,723	$3,283,229	$3,015,351	$2,638,300	$1,909,544
Loans, net	2,536,043	2,556,167	2,336,074	1,841,177	1,289,318
Total deposits	2,686,765	2,607,463	2,468,864	2,193,462	1,596,162
Stockholders' equity	335,211	316,543	298,140	297,167	249,160
Key Ratios
Return on average equity	7.98%	7.46%	11.30%	9.09%	8.38%
Return on average assets	0.78%	0.71%	1.17%	1.05%	1.14%
Loans to deposits	94.39%	97.93%	94.62%	83.94%	80.78%
Capital to assets	9.96%	9.64%	9.89%	11.26%	13.05%
Dividend payout	46.05%	50.37%	32.74%	35.08%	36.36%

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

The Bank uses Intrafi’s ICS product which utilizes a nation-wide bank network to provide FDIC insurance coverage to the Bank’s depositors to protect balances over $250 thousand. The Bank is using the product to replace pledging securities for the Bank’s Ohio public customers and commercial sweep customers; thereby increasing liquidity.

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at fair value.

The Company has increased its security portfolio in 2024 for purposes of liquidity, Community Reinvestment Act (CRA), and contingency planning as a means of balance sheet gap management. Security balances as of December 31 are summarized below:

	(In Thousands)
	2024	2023	2022
U.S. Treasury	$105,999	$80,270	$94,678
U.S. Government agencies	135,166	128,222	139,767
Mortgage-backed securities	120,631	82,132	86,927
State and local governments	64,760	67,854	69,417
	$426,556	$358,478	$390,789

The following table sets forth the maturities of investment securities as of December 31, 2024 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the average life at the prepayment speed rather than the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$25,987	2.55%	$80,012	2.01%
U.S. Government agencies	14,136	0.54%	121,030	1.27%
Mortgage-backed securities	238	1.46%	32,445	2.64%
State and local governments	2,981	1.68%	5,816	2.04%
Taxable state and local governments	6,943	1.47%	32,712	2.10%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$-	0.00%
U.S. Government agencies	-	0.00%	-	0.00%
Mortgage-backed securities	66,322	2.75%	21,626	5.53%
State and local governments	4,148	3.05%	497	3.19%
Taxable state and local governments	11,663	2.89%	-	0.00%

As of December 31, 2024, the Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $14.4 million. This is required in order to obtain Federal Home Loan Bank loans, with the Indianapolis relationship having stock and borrowings which originated from our acquisitions.

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

The following table shows the Bank’s gross loan portfolio, excluding loans held for sale, by category of loan as of December 31 of each year:

	(In Thousands)
Loans:	2024	2023	2022	2021	2020
Consumer Real Estate	$520,114	$521,895	$494,423	$395,873	$175,588
Agricultural Real Estate	216,401	223,791	220,819	198,343	189,159
Agricultural	152,080	132,560	128,733	118,368	94,358
Commercial Real Estate	1,310,811	1,337,766	1,152,603	848,477	588,825
Commercial and Industrial	275,152	254,935	242,360	208,270	189,246
Consumer	63,009	79,591	89,147	57,737	52,540
Other	24,978	30,136	29,818	32,089	15,757
	$2,562,545	$2,580,674	$2,357,903	$1,859,157	$1,305,473

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Commercial real estate loans, excluding deferred loan fees and other costs, represented 51.15% of the Company's total gross loan portfolio as of December 31, 2024. The below charts break out the commercial real estate portfolio by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$269,315	20.55%	10.51%
Multi-family	233,868	17.84%	9.13%
Retail	219,395	16.74%	8.56%
Hotels	141,514	10.80%	5.52%
Office	134,139	10.23%	5.23%
Gas Stations	70,767	5.40%	2.76%
Food Service	49,246	3.76%	1.92%
Senior Living	31,799	2.42%	1.24%
Development	29,491	2.25%	1.15%
Auto Dealers	28,081	2.14%	1.10%
Other	103,196	7.87%	4.03%
Total CRE	$1,310,811	100.00%	51.15%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Non-owner occupied	$528,601	40.33%
Owner occupied	518,851	39.58%
Multi-family	233,868	17.84%
Land & Development	29,491	2.25%
Total CRE	$1,310,811	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$459,395	35.05%
Northwest Ohio	333,140	25.41%
Columbus, Ohio	151,209	11.54%
Fort Wayne, Indiana	145,532	11.10%
Greater Indianapolis, Indiana	59,419	4.53%
Dayton/Cincinnati, Ohio	55,260	4.22%
Other	106,856	8.15%
Total CRE	$1,310,811	100.00%

CRE Grades	December 31, 2024	December 31, 2023	December 31, 2022
2	0.53%	0.55%	0.80%
3	38.99%	36.33%	32.10%
4	56.69%	58.00%	64.20%
5	1.12%	5.07%	0.80%
6	2.67%	0.05%	2.10%
	100.00%	100.00%	100.00%

The following table shows the maturity of loans excluding fair value adjustments as of December 31, 2024:

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$19,180	$25,777	$156,930	$320,327
Agricultural Real Estate	6,490	7,715	65,320	137,074
Agricultural	82,568	55,905	8,888	4,741
Commercial Real Estate	138,177	403,661	565,194	203,829
Commercial and Industrial	127,540	83,964	63,867	148
Consumer	2,274	50,750	10,138	41
Other	77	956	23,949	-
	$376,306	$628,728	$894,286	$666,160

The following table presents the total of loans excluding fair value adjustments due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$365,321	$137,713	$503,034
Agricultural Real Estate	131,663	78,446	210,109
Agricultural	65,639	3,895	69,534
Commercial Real Estate	928,516	244,168	1,172,684
Commercial and Industrial	137,428	10,551	147,979
Consumer	60,897	32	60,929
Other	15,533	9,372	24,905
	$1,704,997	$484,177	$2,189,174

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

The following tables present the Company's amortized cost of nonaccrual loans by class of loans as of December 31, 2024 and 2023.

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $794 thousand as of December 31, 2024, $1.2 million as of December 31, 2023 and $554 thousand as of December 31, 2022. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on a loan with expected credit loss and with a specific allocation. A collection of interest on a loan with an expected credit loss and with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $1.2 million for 2024, $431 thousand for 2023 and $458 thousand for 2022.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $3.1 million at December 31, 2024 compared to balances of $22.4 million and $4.7 million as of year-end 2023 and 2022, respectively. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2024, the Bank had $63.0 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. Commercial real estate, agricultural real estate, commercial and agricultural loans comprised $49.8 million, $6.1 million, $5.0 million and $1.5 million respectively. At December 31, 2023, the Bank had $102.8 million of these loans and at December 31, 2022, the Bank had $60.0 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s determination of the allowance for credit losses at December 31, 2024, 2023 and 2022.

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

As of December 31, 2024, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $152.1 million with an additional $216.4 million in agricultural real estate loans which compared to $132.6 and $223.8 million respectively as of December 31, 2023. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

As of December 31, 2024, the Bank had $65 thousand of its loans that were considered modified for borrowers experiencing financial difficulty, none of which was included in nonaccrual loans. As of December 31, 2023, the Bank had $357 thousand of its loans that were considered modified for borrowers experiencing financial difficulty, of which $255 thousand was included in nonaccrual loans. This compares to $3.6 million of loans classified as troubled debt restructurings, of which $2.5 million are included in nonaccrual loans for 2022. Under ASC 310-40, troubled debt restructuring loans were eliminated from being classified as such in 2023. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring.

Updated appraisals are required on all collateral dependent loans. The Bank may also require an updated appraisal of a watch list loan which the Bank monitors under its loan policy. On a quarterly basis, Bank management reviews properties supporting asset dependent loans to consider market events that may indicate a change in value has occurred.

To determine observable market value, collateral asset values securing a collateral dependent loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the existing collateral value used.

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

On extremely rare occasions, the Bank will make adjustments to the recorded values of collateral securing commercial real estate loans without acquiring an updated appraisal for the subject property. The Bank has no formalized policy for determining when collateral value adjustments between regularly scheduled appraisals are necessary, nor does it use any specific methodology for applying such adjustments. However, on a quarterly basis as part of its normal operations, the Bank’s senior management and the Credit Analyst Department will meet to review all commercial credits either deemed to be collateral dependent or on the Bank’s watch list. An external review by an independent firm of 35% of our larger credits is also completed annually. In addition to analyzing the recent performance of these loans, management and the Enterprise Risk Management Committee will also consider any general market conditions that might warrant adjustments to the value of particular real estate collateralizing commercial loans. In addition, management conducts annual reviews of all commercial loans exceeding certain outstanding balance thresholds. In each of these situations, any information available to management regarding market conditions impacting a specific property or other relevant factors are considered, and lenders familiar with a particular commercial real estate loan and the underlying collateral may be present to provide their opinion on such factors. If the available information leads management to conclude a valuation adjustment is warranted, such an adjustment may be applied on the basis of the information available. If management concludes that an adjustment is warranted but lacks the specific information needed to reasonably quantify the adjustment, management will order a new appraisal on the subject property even though one may not be required under the Bank’s general policies for updating appraisals.

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

45

reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The Company did not make any material changes to its business practices as a result of implementing the ASU.

The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $3.6 million, increase in the allowance for unfunded loan commitment and letters of credit of $0.9 million and a $3.4 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our consolidated balance sheets, with the $1.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our consolidated balance sheets. Actual charge-off of loan balances is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral. For regulatory capital calculations, the capital decrease of $3.4 million is amortized over a 3 year period.

As presented in the table on the next page, charge-offs decreased to $480 thousand for 2024. 72.1% of the charge-offs stemmed from the consumer portfolio. Charge-offs were $990 thousand for 2023 and $827 thousand for 2022. Recoveries were $338 thousand in 2024 compared to $439 and $298 for 2023 and 2022, respectively. The net charge-offs for the last three years were all under $600 thousand with 2023 the highest at $551 thousand and 2024 the lowest at $142 thousand.

Two borrower relationships resulted in a decrease to nonaccrual totals in the agricultural real estate and agricultural portfolios. The decrease to nonaccruals caused the ratio of the allowance for credit losses to nonaccrual loans to increase from 111.95% at December 31, 2023 to 1079.68% at December 31, 2024.

During 2024 and 2023, controlled loan originations resulted in lower provision expense. Higher provision expense was used to fund the ACL for loan growth in 2022. Overall, the ACL increased from $20.3 million at year-end 2022 to $25.8 million at year-end 2024. After adding the allowance for unfunded loan commitments, the ACL ended 2024 at $27.4 million.

46

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022:

	(In Thousands)
	2024	2023	2022
Loans	$2,560,795	$2,578,472	$2,356,387
Daily average of outstanding loans	$2,555,701	$2,491,502	$2,073,737
Nonaccrual loans	$3,124	$22,353	$4,689
Nonperforming loans	$3,124	$22,353	$4,689
Allowance for Credit Losses - Jan 1	$25,024	$20,313	$16,242
Adjust for accounting change (ASU 2016-13)	-	3,564	-
Loans Charged off:
Consumer Real Estate	13	-	-
Agricultural Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	15	-	-
Commercial and Industrial	106	565	418
Consumer	346	425	409
	480	990	827
Loan Recoveries:
Consumer Real Estate	6	35	20
Agricultural Real Estate	-	105	-
Agricultural	1	10	7
Commercial Real Estate	9	8	9
Commercial and Industrial	133	84	93
Consumer	189	197	169
	338	439	298
Net Charge-offs (Recoveries):
Consumer Real Estate	7	(35)	(20)
Agricultural Real Estate	-	(105)	-
Agricultural	(1)	(10)	(7)
Commercial Real Estate	6	(8)	(9)
Commercial and Industrial	(27)	481	325
Consumer	157	228	240
	142	551	529
Provision for credit losses	944	1,698	4,600
Acquisition provision for credit losses	-	-	-
Allowance for Credit Losses - Dec 31	25,826	25,024	20,313
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	1,541	2,212	1,262
Total Allowance for Credit Losses - Dec 31	$27,367	$27,236	$21,575
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.02%	0.03%
Ratio of Nonaccrual Loans to Loans	0.12%	0.87%	0.20%
Ratio of the Allowance for Credit Losses to Loans	1.01%	0.97%	0.86%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	1079.68%	111.95%	273.67%
Ratio of the Allowance for Credit Losses to Nonperforming Loans	1079.68%	111.95%	273.67%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans at December 31, 2024 and 2023 within this chart do not include fair value basis adjustments for derivatives of $1.1 million and $2.7 million, respectively, or a daily average outstanding balance of $1.5 million at December 31, 2024.

ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

47

Allocation of ACL per loan category in terms of dollars, as a percentage of ACL and as a percentage of loans in each category to total loans is as follows:

	2024			2023			2022
			% of			% of			% of
	Amount	% of	Loan	Amount	% of	Loan	Amount	% of	Loan
	(000's)	ACL	Category	(000's)	ACL	Category	(000's)	ACL	Category
Balance at End of Period Applicable To:
Consumer Real Estate	$3,543	13.72	20.32	$3,581	14.31	20.24	$998	4.91	20.98
Agricultural Real Estate	895	3.47	8.44	312	1.25	8.67	349	1.72	9.36
Agricultural	285	1.10	5.95	336	1.34	5.15	751	3.70	5.47
Commercial Real Estate	16,560	64.12	51.10	17,400	69.53	51.77	11,924	58.70	48.83
Commercial and Industrial	3,531	13.67	11.71	2,093	8.37	12.22	5,382	26.49	11.55
Consumer	1,012	3.92	2.48	1,302	5.20	1.95	891	4.39	3.81
Unallocated	-	0.00	0.00	-	0.00	0.00	18	0.09	0.00
Allowance for Credit Losses	$25,826	100.00	100.00	$25,024	100.00	100.00	$20,313	100.00	100.00
Off Balance Sheet Commitments	1,541			2,212			1,262
Total Allowance for Credit Losses	$27,367			$27,236			$21,575

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, the 2022 methodology reflects the incurred loss method.

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity both in total and uninsured greater than $250,000 as of December 31, 2024 are as follows:

	(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$127,578	$92,266	$84,714	$74,010
Uninsured Time Deposits	$41,865	$37,820	$31,119	$30,828

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2024:
Average balance	$479,059	$832,358	$670,007	$663,320
Average rate	0.00%	3.30%	1.84%	3.73%
December 31, 2023:
Average balance	$493,820	$766,158	$610,160	$640,390
Average rate	0.00%	2.84%	0.93%	3.10%
December 31, 2022:
Average balance	$480,389	$688,908	$646,363	$451,013
Average rate	0.00%	0.71%	0.21%	1.29%

Uninsured deposits greater than $250,000 are presented by year in the table below:

	(In Thousands)
	2024	2023	2022
Uninsured Deposits	$278,677	$282,991	$332,264

Liquidity

Liquidity remains a focus as the competition for deposits existed throughout 2023 and 2024 and still continues going into 2025. A special emphasis was placed on deposit growth in the 2nd and 3rd quarters of 2023 and the team responded when a deposit campaign was launched to raise an additional $100 million in deposits. As the competition for deposits has increased, the Company has increased emphasis on its liquidity position. The frequency of management liquidity meetings shifted to bi-weekly in late October 2023. If the need arises, a special meeting is held to be more responsive to opportunities and threats as they arise. These have proven to be greatly beneficial and will continue. Deposits grew 3.0% or $79.3 million in 2024 as compared to year-end 2023. The largest growth over 2023 was in savings deposits which increased $72.6 million. Our checking account balances, interest and noninterest bearing combined, grew $22.1 million in comparing December 31, 2024 to December 31, 2023. These represent true core balances and provide additional opportunities to benefit noninterest income.

The Company slowed its loan growth as part of 2024's strategic plan and shifted its focus to improving profitability and balance sheet management. The Bank has experienced a more challenging environment in which to raise lower cost core deposits. Therefore, we continued to participate out a portion of our larger loans with other financial institutions, both new loans and existing. The Bank has also maintained an emphasis on servicing existing clients and focus on prudent growth within our newer markets. Overall, loans decreased 0.75% during 2024 or $19.3 million as compared to 2023.

Cash balances increased, up 24.0% or $34.2 million over 2023 year-end levels. Holding cash at the Federal Reserve and at a correspondent bank earned the Bank the highest rate for liquid assets due to the inverted yield curve. This holds true as we head into 2025. In addition to the high cash balance, the Bank has access to $163.0 million of unsecured borrowings through correspondent banks. Through the Federal Home Loan Bank, the Bank also has an additional $159.5 million available based on current collateral pledging and $163.7 million through the Cash Management Advance program. The Company and Bank combined has $174.8 million of unpledged securities which may be sold or used as collateral. Investments with a carrying value of $29.9 million as of December 31, 2024, were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity. The Company has established a $15.0 million variable line of credit tied to prime with a correspondent bank that matures on September 27, 2025. As of December 31, 2024, there were no outstanding borrowings on the line of credit. The Bank has broadened our relationships with additional broker firms to strengthen our contingency funding position.

The Company's security portfolio has increased 19.0% or $68.1 million as compared to December 31, 2023 balances. The increase was for liquidity purposes and contingency planning as a means of balance sheet gap management.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. These amounted to $27.2 million as of December 31, 2024, down from the $28.2 million as of December 31, 2023. The Bank had no federal funds purchased as of December 31, 2024 or 2023. The securities sold under agreement to repurchase accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits.

Federal Home Loan Bank advances decreased to $246.1 million as of December 31, 2024, from $265.8 million on December 31, 2023. During 2024, advance proceeds were $15.0 million with repayments of $34.7 million. In 2023, advance proceeds were $324.0 million with $185.7 million in repayments. The advances helped to offset the difference for funding the loan growth which outpaced the deposit growth in 2023.

The Company will continue to develop our deposit gathering skills. The addition of our newer retail offices will aid in establishing new relationships. The Bank will continue to meet bi-weekly to focus our strategic plans on increasing liquidity while improving profitability.

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

Historically, the Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank's asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest rate sensitive than passbook savings accounts. The Bank utilizes shock analysis to examine the amount of exposure an immediate rate change of 100, 200, 300 and 400 basis points in both increasing and decreasing directions would have on the financials. Acceptable ranges of earnings and equity at risk are established and decisions are made to maintain those levels based on the shock results.

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

Contractual Obligations

Contractual obligations of the Company totaled $968.1 million as of December 31, 2024. Time deposits, contractual agreements for certificates of deposits held by its customers, were $647.6 million. Securities sold under agreement to repurchase were $27.2 million. There were no federal funds purchased as of December 31, 2024. Long term debt was comprised of borrowings with the Federal Home Loan Bank of $246.1 million and subordinated notes of $35.0 million. Short term and long term debt is further defined in Note 10 of the consolidated financial statements.

Capital Resources

Stockholder’s Equity was $335.2 million as of December 31, 2024, compared to $316.5 million on December 31, 2023. Dividends declared during 2024 were $0.8825 per share totaling $11.9 million, up 3.8% from $0.85 per share dividend declared in 2023, totaling $11.5 million. Throughout 2024, the Company awarded 60,169 shares to 111 employees compared to 64,225 shares awarded to 113 employees during 2023. The majority of shares were awarded under a 3-year cliff vesting restriction in both years. 5,811 shares were forfeited under the long-term incentive plan throughout 2024 and 6,350 shares were forfeited throughout 2023. At year-end 2024, the Company held 158,183 shares in unearned stock awards, an increase from the year-end 2023 number of shares held in unearned stock awards of 151,350. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 12: Employee Benefit Plans in the consolidated financial statements. The Company held 864,889 shares in Treasury stock as of December 31, 2024, compared to 899,784 shares in Treasury stock as of the same date in 2023. On January 28, 2025, the Company announced the authorization of 650,000 shares for the Company’s repurchase, either in the open market, or in privately negotiated transactions, of its outstanding common stock commencing January 28, 2025, and ending December 31, 2025, by our Board of Directors. At the 2023 annual meeting, our shareholders approved the Company’s ability to establish a new class of flexible preferred stock and to issue 100,000 shares of such preferred stock at the Board of Director’s discretion. No preferred stock has been issued since approval in 2023.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. On December 31, 2024, the Bank had total risk-based capital ratio of 12.40%. Core capital to risk-based asset ratio of 11.40% for the Bank, is more than regulatory guidelines. The Bank’s leverage ratio of 8.81% is also in excess of regulatory guidelines. Under Basel III, the common equity tier I capital to risk weighted assets ratio is also well above the required 4.5% and 6.5% well capitalized levels with the Bank at 11.40%. Adding on the required capital conservation buffer of 2.5% to the previous regulatory ratios and the Bank remains well above the requirements. The Bank’s capital conservation buffer is 4.40%. For further discussion and analysis of regulatory capital requirements, refer to Note 16 of the Consolidated Audited Financial Statements.

The Company’s subsidiary is restricted by regulations from making dividend distributions in excess of certain prescribed amounts. Upon prior regulatory approval, the Bank may be allowed to pay above the prescribed amounts.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which we are subject is interest rate risk. Much of our interest rate risk arises from the instruments, positions and transactions entered for purposes other than trading such as loans, available for sale securities, interest bearing deposits, short-term borrowings and long-term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is effectively managed. If our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis. The shocks presented below assume instantaneous rates shocks on a static balance sheet as of December 31, 2024.

At December 31, 2024, the shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
2.97%	-6.67%	Rising	3.00%	94,232	-6.80%
3.05%	-4.35%	Rising	2.00%	96,622	-4.44%
3.20%	0.51%	Rising	1.00%	101,614	0.50%
3.19%	0.00%	Flat	0.00%	101,107	0.00%
3.05%	-4.40%	Falling	-1.00%	96,612	-4.40%
2.96%	-7.12%	Falling	-2.00%	93,835	-7.18%
2.83%	-11.13%	Falling	-3.00%	89,748	-11.23%

The Bank’s balance sheet is slightly asset-sensitive after coming through 100 bps of Fed rate cuts from September through December 2024. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks with a 4.00% fluctuation and over a 24-month time frame. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds and the opportunity to garner noninterest revenue from services provided. Savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. CD pricing is more favorable for the Bank in shorter terms now that the yield curve has normalized somewhat for longer term rates.

The Bank was aggressive in dropping its non-maturity deposit rates in the last 4 months of 2024 while the Fed was cutting their rate. We will have less of an opportunity to be as aggressive with future Fed rate cuts, and the falling rate shocks above illustrate this reality. While net interest income drops in a falling interest rate environment, there are potential revenues and other factors that can insulate the Bank’s overall income, such as prepayment penalty fees, mortgage fees, and rate floors. The Bank’s monthly cost of funds dropped from 3.16% in September to 2.89% in December 2024. Older loans and investments will continue to reprice higher, in aggregate, in the next twelve months based on current rates. The Bank continues to review and adjust its assumptions concerning decay rates, deposit betas, key rate ties, and loan prepayment speeds. Rates are modified as index rates change. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must continue its trajectory of improved pricing discipline for its new loans and deposits.

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2024 and 2023.

Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes to stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Note 4 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) on loans was $25,826,000 as of December 31, 2024. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized an average charge-off model derived from historical charge-off data to construct a loss rate for each identified loan segment. Due to the Company's loss history not being sufficient and relevant enough to predict future losses, the Company is utilizing peer data from a peer group. The loss rates are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.

We identified the qualitative adjustments component of the ACL as a critical audit matter. The qualitative adjustments component involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic forecasts and conditions and other environmental factors used to adjust loss rates.

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
•
Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:
o
Testing management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources and involved modeling specialists to test the appropriateness of the design and operation of the model.
o
Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
o
Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

We have served as the Company’s auditor since 2014.

/s/ Forvis Mazars, LLP

Fort Wayne, Indiana

February 26, 2025

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and 2023

(000’s Omitted, Except Share Data)

	2024	2023
Assets
Assets
Cash and due from banks	$174,855	$140,917
Federal funds sold	1,496	1,284
Total cash and cash equivalents	176,351	142,201
Interest-bearing time deposits	2,482	2,740
Securities - available-for-sale	426,556	358,478
Other securities, at cost	14,400	17,138
Loans held for sale	2,996	1,576
Loans, net of allowance for credit losses of $25,826 and $25,024	2,536,043	2,556,167
Premises and equipment	33,828	35,790
Construction in progress	-	8
Goodwill	86,358	86,358
Loan servicing rights	5,656	5,648
Bank owned life insurance	34,872	33,907
Other assets	45,181	43,218
Total Assets	$3,364,723	$3,283,229
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$516,904	$528,465
Interest-bearing
NOW accounts	850,462	816,790
Savings	671,818	599,191
Time	647,581	663,017
Total deposits	2,686,765	2,607,463
Federal funds purchased and securities sold under agreement to repurchase	27,218	28,218
Federal Home Loan Bank (FHLB) advances	246,056	265,750
Subordinated notes, net of unamortized issuance costs	34,818	34,702
Dividend payable	2,996	2,974
Accrued expenses and other liabilities	31,659	27,579

Total liabilities	3,029,512	2,966,686

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued 14,564,425 shares 12/31/24 and 12/31/23; outstanding 13,699,536 shares 12/31/24 and 13,664,641 shares 12/31/23	135,565	135,515
Treasury stock - 864,889 shares 12/31/24 and 899,784 shares 12/31/23	(10,985)	(11,040)
Retained earnings	235,854	221,080
Accumulated other comprehensive loss	(25,223)	(29,012)
Total stockholders' equity	335,211	316,543
Total Liabilities and Stockholders' Equity	$3,364,723	$3,283,229

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2024, 2023 and 2022

(000’s Omitted, Except Per Share Data)

	2024	2023	2022
Interest Income
Loans, including fees	$145,329	$129,344	$94,264
Debt securities:
U.S. Treasury and government agencies	5,542	4,090	4,225
Municipalities	1,554	1,598	1,415
Dividends	1,361	882	318
Federal funds sold	45	44	21
Other	9,741	3,850	906
Total interest income	163,572	139,808	101,149
Interest Expense
Deposits	64,463	46,923	9,883
Federal funds purchased and securities sold under agreements to repurchase	1,111	1,474	1,197
Borrowed funds	10,948	8,876	2,160
Subordinated notes	1,138	1,138	1,122
Total interest expense	77,660	58,411	14,362
Net Interest Income - Before Provision for Credit Losses*	85,912	81,397	86,787
Provision for Credit Losses - Loans*	944	1,698	4,600
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures*	(671)	46	-
Net Interest Income After Provision for Credit Losses*	85,639	79,653	82,187
Noninterest Income
Customer service fees	1,324	1,332	2,050
Other service charges and fees	4,473	4,343	4,226
Interchange income	5,396	5,318	4,995
Loan servicing income	2,533	4,405	2,222
Net gain on sale of loans	859	699	1,353
Increase in cash surrender value of bank owned life insurance	965	834	691
Net gain (loss) on sale of other assets owned	71	(135)	259
Net loss on sale of available-for-sale securities	-	(891)	-
Total noninterest income	15,621	15,905	15,796
Noninterest Expense
Salaries and wages	30,168	26,915	22,700
Employee benefits	8,543	7,520	6,903
Net occupancy expense	4,152	3,833	2,566
Furniture and equipment	5,264	5,022	4,207
Data processing	1,447	3,147	3,956
Franchise taxes	1,542	1,487	1,384
ATM expense	1,670	2,611	2,217
Advertising	2,144	2,606	1,646
FDIC assessment	2,108	1,982	905
Servicing rights amortization - net	818	611	145
Loan expense	960	1,055	1,070
Consulting fees	877	832	1,302
Professional fees	1,793	1,430	1,492
Intangible asset amortization	1,780	1,780	1,134
Other general and administrative	5,421	6,373	5,881
Total noninterest expense	68,687	67,204	57,508

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (continued)

Years Ended December 31, 2024, 2023 and 2022

(000’s Omitted, Except Per Share Data)

	2024	2023	2022
Income Before Income Taxes	32,573	28,354	40,475
Income Taxes	6,635	5,567	7,960
Net Income	$25,938	$22,787	$32,515

Basic Earnings Per Share	$1.90	$1.67	$2.46
Diluted Earnings Per Share	$1.90	$1.67	$2.46
Dividends Declared	$0.8825	$0.8500	$0.8125

See Notes to Consolidated Financial Statements

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2022 provision amounts reflect the incurred loss method.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2024, 2023 and 2022

(000’s Omitted)

	2024	2023	2022
Net Income	$25,938	$22,787	$32,515
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	4,797	10,781	(44,366)
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	891	-
Net unrealized gain (loss) on available-for-sale securities	4,797	11,672	(44,366)
Tax expense (benefit)	1,008	2,451	(9,317)
Other comprehensive income (loss)	3,789	9,221	(35,049)
Comprehensive Income (Loss)	$29,727	$32,008	$(2,534)

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2022	13,066,233	122,674	(11,724)	189,401	(3,184)	297,167
Net income	-	-	-	32,515	-	32,515
Other comprehensive loss	-	-	-	-	(35,049)	(35,049)
Issuance of 500,426 shares and purchase of 125 shares of common stock in acquisition	500,301	13,446	(3)	-	-	13,443
Purchase of treasury stock	(9,488)	-	(308)	-	-	(308)
Issuance of 56,496 shares of restricted stock (Net of forfeitures - 8,000)	48,496	(1,522)	428	1,094	-	-
Stock-based compensation expense	-	899	-	-	-	899
Director stock awards	2,880	-	34	86	-	120
Cash dividends declared - $0.8125 per share	-	-	-	(10,647)	-	(10,647)
Balance - December 31, 2022	13,608,422	135,497	(11,573)	212,449	(38,233)	298,140
Cumulative change in accounting principle	-	-	-	(3,371)	-	(3,371)
Balance - January 1, 2023 (as adjusted for change in accounting principle)	13,608,422	135,497	(11,573)	209,078	(38,233)	294,769
Net income	-	-	-	22,787	-	22,787
Other comprehensive income	-	-	-	-	9,221	9,221
Purchase of treasury stock	(10,704)	-	(218)	-	-	(218)
Issuance of 64,425 shares of restricted stock (Net of forfeitures - 6,350)	57,875	(1,263)	641	622	-	-
Stock-based compensation expense	-	1,281	-	-	-	1,281
Director stock awards	9,048	-	110	70	-	180
Cash dividends declared - $0.85 per share	-	-	-	(11,477)	-	(11,477)
Balance - December 31, 2023	13,664,641	$135,515	$(11,040)	$221,080	$(29,012)	$316,543
Net income	-	-	-	25,938	-	25,938
Other comprehensive income	-	-	-	-	3,789	3,789
Purchase of treasury stock	(28,391)	-	(664)	-	-	(664)
Issuance of 60,169 shares of restricted stock (Net of forfeitures - 5,811)	54,358	(1,311)	608	703	-	-
Stock-based compensation expense	-	1,361	-	-	-	1,361
Director stock awards	8,928	-	111	77	-	188
Cash dividends declared - $0.8825 per share	-	-	-	(11,944)	-	(11,944)
Balance - December 31, 2024	13,699,536	$135,565	$(10,985)	$235,854	$(25,223)	$335,211

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(000’s Omitted)

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$25,938	$22,787	$32,515
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,774	3,383	2,739
Amortization of premiums on available-for-sale securities, net	1,087	1,500	2,090
Capitalized additions to servicing rights	(826)	(2,710)	(537)
Servicing rights amortization and impairment	818	611	145
Amortization of core deposit intangible	1,657	1,657	1,011
Amortization of customer list intangible	123	123	123
Net accretion of fair value adjustments	(2,672)	(3,569)	(4,531)
Amortization of subordinated note issuance costs	116	116	115
Stock-based compensation expense	1,361	1,281	899
Director stock awards	188	180	120
Deferred income taxes	307	2,228	171
Provision for credit losses - loans	944	1,698	4,600
Provision for (recovery of) credit losses - off balance sheet credit exposures	(671)	46	-
Gain on sale of loans held for sale	(859)	(699)	(1,353)
Originations of loans held for sale	(53,650)	(36,399)	(69,410)
Proceeds from sale of loans held for sale	52,157	36,349	77,650
Gain on derivatives	(59)	(40)	-
Gain (loss) on sale of other assets owned	(71)	135	(259)
Loss on sales of available-for-sale securities	-	891	-
Increase in cash surrender value of bank owned life insurance	(965)	(834)	(691)
Change in other assets and other liabilities, net	3,777	(6,588)	(4,728)
Net cash provided by operating activities	32,474	22,146	40,669
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	34,759	24,021	31,064
Sales	-	21,963	-
Purchases	(99,127)	(4,392)	(38,377)
Activity in other securities, at cost:
Purchases	(1,789)	(9,004)	(1,615)
Change in interest-bearing time deposits	258	1,702	6,471
Proceeds from redemption of FHLB stock	2,146	1,665	1,249
Proceeds from sales of other assets owned	92	219	440
Additions to premises and equipment	(1,871)	(10,929)	(2,600)
Loan originations and principal collections, net	21,170	(219,333)	(395,610)
Acquisition of Peoples Federal Savings and Loan, net of cash received	-	-	9,074
Net cash used in investing activities	(44,362)	(194,088)	(389,904)
Cash Flows from Financing Activities
Net change in deposits	79,302	138,939	165,861
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,000)	(25,988)	24,938
Proceeds of FHLB advances	15,000	324,000	140,000
Repayment of FHLB advances	(34,678)	(185,664)	(37,394)
Proceeds (Repayment) of other borrowings	-	(10,000)	(30,000)
Purchase of treasury stock	(664)	(218)	(308)
Cash dividends paid on common stock	(11,922)	(11,335)	(10,276)
Net cash provided by financing activities	46,038	229,734	252,821
Net Increase (Decrease) in Cash and Cash Equivalents	34,150	57,792	(96,414)

Cash and Cash Equivalents - Beginning of Year	142,201	84,409	180,823

Cash and Cash Equivalents - End of Year	$176,351	$142,201	$84,409

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2024, 2023 and 2022

(000’s Omitted)

	2024	2023	2022
Supplemental Information
Supplemental cash flow information:
Interest paid	$76,498	$55,119	$13,748
Income taxes paid	3,100	5,421	7,702
Supplemental noncash disclosures:
Transfer of loans from loans held for sale	932	-	-
Cash dividends declared not paid	2,996	2,974	2,832
The Company purchased all of the capital stock of Peoples Federal Savings and Loan for $23,249 on October 1, 2022. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$-	$141,818
Less: common stock issued	-	-	13,446
Treasury stock repurchased	-	-	(3)
Cash paid for the capital stock	-	-	9,806
Liabilities assumed	$-	$-	$118,569

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio, Northeast Indiana and Southeast Michigan.

Consolidation Policy

The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution and Farmers & Merchants Risk Management, Inc. (the Captive), a Captive insurance company which was dissolved in December 2023. The Bank includes F&M Insurance Agency, LLC, a subsidiary offering insurance products which was formed in November 2023. All significant inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts within the noninterest income and noninterest expense section of the Company's consolidated statements of income have been reclassified to conform with current year presentation to provide additional information to the reader.

Revision of Previously Issued Financial Statements

The Company has voluntarily revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K to correct two immaterial errors.

Within the loans disclosure (Note 4), the vintage loan tables that represent the risk category of loans by portfolio class and year of origination as of December 31, 2023 have been updated to separate origination year 2019 from the prior year for the term loans amortized cost basis.

Within the derivative financial instruments disclosure (Note 18), the derivative fair value on the tables that present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities listing notional value, weighted average remaining maturity and weighted average rate included a clerical error that has been corrected to match the derivative fair value presented on two other tables as of December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of loan servicing rights and the valuation of goodwill. Actual results could differ from those estimates.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $10.7 and $10.2 million at December 31, 2024 and December 31, 2023, respectively, and was reported in Other Assets on the Company’s consolidated balance

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation repayments.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The Bank’s methodology provides an estimate of the expected credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the CECL calculation consist of Commercial Real Estate, Commercial & Industrial, Agricultural Real Estate, Agricultural, Consumer Real Estate, and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

The Company is utilizing peer data from a peer group of 316 banks in the region of Ohio, Michigan and Indiana with asset sizes less than $5 billion as of December 31, 2024. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. The Bank previously also included the FOMC’s forecasted change in real GDP as a second independent variable in its forward look regression; however, it was removed in the second quarter of 2024 due to reflecting little statistically significant correlation to the Bank’s historical

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

loss rates. The impact of this change to the ACL was immaterial due to the variable having such a low coefficient value at this time. Annual projections are broken down using a straight-line approach for quarterly changes.

In addition to this quantitative analysis, management also utilizes qualitative analysis each quarter as a component of the ACL. The qualitative factors include nine categories: ability of staff, changes in collateral values, changes in loan concentration levels, economic conditions, external factors such as regulatory, level and trends in non-accrual or adversely classified loans, loan review results, nature and volume of the portfolio and loan terms, and changes in lending policies and procedures. The methodology allows for additional qualitative factors as other risks emerge. Items within these categories are ranked as baseline, low, medium, or high levels of risk, and the related risk level per categories dictates the level of qualitative factor that is used depending on the standard deviation level from historical loss.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $52 thousand at December 31, 2024 and $386 thousand at December 31, 2023. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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
December 31, 2024, 2023, 2022

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

Capitalized servicing rights are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to capitalized servicing rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The 1-4 family real estate and agricultural real estate valuations are similar in concept; however, utilize different strata, prepayment speeds and other assumptions in order to account for the differences in behavior between agricultural real estate loans and 1-4 family real estate loans. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment is recognized in the period identified. The goodwill impairment analysis was performed as of September 30, 2023 by an independent third party. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. In the quantitative testing completed as of September 30, 2024, the excess fair value of capital was $16.2 million or 4.5% over the carrying value and was approximately 0.2 times the value of goodwill being carried. The testing completed as of September 30, 2024 shows improvement compared to the testing completed as of September 30, 2023. Therefore, the Bank concluded it is unlikely impairment of goodwill has occurred from the goodwill established from the Bank’s acquisition of Knisely on December 31, 2007, the acquisition of Bank of Geneva on January 1, 2019, the acquisition of Ossian State Bank on April 30, 2021, the acquisition of Perpetual Federal Savings Bank on October 1, 2021 and the acquisition of Peoples Federal Savings and Loan on October 1, 2022. Since the establishment of goodwill, there has been no impairment recognized.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

established by a charge to noninterest expense if the carrying value exceeds the fair value minus the estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net loss from operations of foreclosed real estate held for sale is reported in noninterest expense. The Bank held no foreclosed real estate at December 31, 2024 or December 31, 2023.

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

o
Customer service fees – these include miscellaneous service fees and transaction-based fees charged for certain services, such as credit card. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.
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
o
Interchange income – transaction-based fees charged for debit card. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

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
December 31, 2024, 2023, 2022

the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2024 and 2023 With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2021.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2024	2023	2022
Net unrealized gain (loss) on available-for-sale securities	$4,797	$10,781	$(44,366)
Reclassification adjustment for loss on sale of available-for-sale securities	-	891	-
Net unrealized gain (loss) on available-for-sale securities	4,797	11,672	(44,366)
Tax expense (benefit)	1,008	2,451	(9,317)
Other comprehensive income (loss)	$3,789	$9,221	$(35,049)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

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
December 31, 2024, 2023, 2022

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

In March 2022, the Sixth Circuit issued a ruling in CIC Services LLC v IRS vacating a previously referenced IRS Notice 2016-66. That ruling, as it stood, would remove the requirement of disclosure on Form 8886. However, on April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify Sec. 831(b) captives with less than a 65% claims loss ratio over a 10-year period as a "listed transaction." This provision would apply to only captives that have been in existence for at least 10 years. This is a change from Notice 2016-66 which classified Sec. 831(b) captives with less than a 70% claims loss ratio as a "transaction of interest." Final regulations were issued on January 14, 2025 and would have excluded our prior captive insurance company as a listed transaction. The Company dissolved its Captive insurance company, F&M Risk Management, in December 2023.

In March 2023, the FASB issued ASU 2023-02 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force)." The amendments in this Update expand the use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in low-income-housing tax credit (LIHTC) programs. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-74-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. The ASU is effective for reporting periods beginning after December 15, 2023, for public business entities. Early adoption is permitted. Entities have the option of applying the ASU using either a modified retrospective or retrospective adoption approach. For some changes related to existing LIHTC investments, prospective application is permitted. The Company adopted ASU 2023-02 effective January 1, 2024 using the prospective approach. The financial impact was immaterial to the financial statements.

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

* Debt- requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings.

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
December 31, 2024, 2023, 2022

amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06, and does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update primarily require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker; require that a public entity disclose the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Management adopted this Update effective December 31, 2024, without material effect on the Company’s financial position or results of operations.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period (1) the Company disclose the amounts of (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed. (2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (4) Disclose the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

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
December 31, 2024, 2023, 2022

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

In 2022, the Company incurred additional third-party acquisition-related costs of $2.4 million. These expenses were comprised primarily of data processing costs of $1.1 million, consulting fees of $543 thousand, employee benefits of $127 thousand and other general and administrative expense of $501 thousand in the Company’s consolidated statement of income for the year ended December 31, 2022.

In 2023, the Company has incurred additional third-party acquisition-related costs of $200 thousand. These expenses are comprised of employee benefits of $137 thousand, data processing costs of $13 thousand, consulting fees of $5 thousand and other general and administrative expense of $45 thousand in the Company’s consolidated statement of income for the year ended December 31, 2023.

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
December 31, 2024, 2023, 2022

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

Changes in accretable yield, or income expected to be collected, are as follows:

	2024	2023
	(In Thousands)	(In Thousands)
Beginning Balance	$566	$798
Additions	-	6
Accretion	(231)	(232)
Reclassification from nonaccretable difference	-	-
Disposals	-	(6)
Ending Balance	$335	$566

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

Changes in accretable yield, or income expected to be collected, are as follows:

	2024	2023
	(In Thousands)	(In Thousands)
Beginning Balance	$2,795	$4,236
Additions	-	39
Accretion	(1,342)	(1,480)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$1,453	$2,795

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $20.0 million, $980 thousand has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis. Goodwill of $7.9 million, which resulted from the acquisition, consists largely of the synergies and economies of scale expected from combining the operations of the Company and Ossian State Bank and is deductible for tax purposes over 15 years.

Changes in accretable yield, or income expected to be collected, are as follows:

	2024	2023
	(In Thousands)	(In Thousands)
Beginning Balance	$294	$470
Additions	-	-
Accretion	(175)	(176)
Reclassification from nonaccretable difference	-	-
Disposals	(12)	-
Ending Balance	$107	$294

Changes in accretable yield, or income expected to be collected, for the acquisition of Bank of Geneva completed in 2019, are as follows:

	2024	2023
	(In Thousands)	(In Thousands)
Beginning Balance	$363	$785
Additions	1	11
Accretion	(364)	(433)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$-	$363

The results of operations of Peoples Federal Savings and Loan Bank have been included in the Company’s consolidated financial statements since the acquisition date of October 1, 2022. The following table presents supplemental unaudited pro-forma information for the year ended December 31, 2022 as if the acquisition occurred on January 1, 2022. The pro-forma is not necessarily indicative of the results that would have occurred had the acquisition been consummated as of this date, nor is it intended to be a projection of future results.

2022
Summary of Operations
Net Interest Income - Before Provision for Credit Losses and Unfunded*	$90,754
Provision for Credit Losses and Unfunded*	4,513
Net Interest Income After Provision for Credit Losses and Unfunded*	86,241
Noninterest Income	14,100
Noninterest Expense	58,105
Income Before Income Taxes	42,236
Income Taxes	8,141
Net Income	$34,095
Basic and Diluted Earnings Per Share	$2.51

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.

The acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980 thousand in core deposits assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposits and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposits which are all being amortized over the remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the Company's consolidated balance sheets.

The amortization expense for the years ended December 31, 2024, 2023 and 2022 was $1.7, $1.7 and $1.0 million, respectively.

Future amortization expense of core deposit intangible assets is as follows:

	Geneva	Ossian	Perpetual	Peoples	Total
	(In Thousands)
2025	$560	$140	$95	$861	$1,656
2026	-	140	95	861	1,096
2027	-	140	95	861	1,096
2028	-	47	73	861	981
2029	-	-	-	646	646
Total	$560	$467	$358	$4,090	$5,475

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

The customer list intangible amortization expense for the years ended December 31, 2024, 2023 and 2022 was $123 thousand for each of the three years presented. Future amortization expense of customer list intangible is as follows:

(In Thousands)
2025	$123
2026	123
2027	48
Total	$294

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$111,397	$17	$(5,415)	$105,999
U.S. Government agencies	144,660	-	(9,494)	135,166
Mortgage-backed securities	133,268	17	(12,654)	120,631
State and local governments	69,159	28	(4,427)	64,760
Total available-for-sale securities	$458,484	$62	$(31,990)	$426,556

	(In Thousands)
	2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$87,182	$1	$(6,913)	$80,270
U.S. Government agencies	140,960	-	(12,738)	128,222
Mortgage-backed securities	94,061	-	(11,929)	82,132
State and local governments	73,000	135	(5,281)	67,854
Total available-for-sale securities	$395,203	$136	$(36,861)	$358,478

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Information pertaining to securities with gross unrealized losses at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2024
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(467)	$31,533	$(4,948)	$62,151
U.S. Government agencies	-	-	(9,494)	131,335
Mortgage-backed securities	(668)	51,236	(11,986)	66,877
State and local governments	(224)	8,631	(4,203)	53,091
Total available-for-sales securities	$(1,359)	$91,400	$(30,631)	$313,454

	2023
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(4)	$494	$(6,909)	$79,528
U.S. Government agencies	-	-	(12,738)	128,222
Mortgage-backed securities	(20)	4,372	(11,909)	77,759
State and local governments	(2)	931	(5,279)	60,402
Total available-for-sales securities	$(26)	$5,797	$(36,835)	$345,911

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $22.0 million in 2023 generated gross realized losses for the year ended December 31, 2023 as presented below:

	(In Thousands)
	2024	2023	2022
Gross realized gains	$-	$-	$-
Gross realized losses	-	(891)	-
Net realized losses	$-	$(891)	$-
Tax benefit related to net realized losses	$-	$(187)	$-

The net realized loss on sales and related tax benefit is a reclassification out of accumulated other comprehensive loss. The net realized loss is included in net loss on sale of securities available-for-sale and the related tax benefit is included in income taxes in the consolidated statements of income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$50,842	$50,047
After one year through five years	256,807	239,570
After five years through ten years	17,057	15,811
After ten years	510	497
Total	$325,216	$305,925
Mortgage-backed securities	133,268	120,631
Total	$458,484	$426,556

Investments with a carrying value and fair value of $221.9 million at December 31, 2024 and $194.1 million at December 31, 2023 were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $29.9 million as of December 31, 2024, were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity. These investments were reallocated from the $61.7 million that were pledged to the Federal Reserve's Bank Term Funding Program (BTFP) at December 31, 2023. The BTFP was discontinued in March of 2024. The remaining investments pledged to BTFP were released.

Note 4 - Loans

The Company had $3.0 million in loans held for sale at December 31, 2024 as compared to $1.6 million in loans held for sale at December 31, 2023.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2024	2023
Consumer Real Estate	$520,114	$521,895
Agricultural Real Estate	216,401	223,791
Agricultural	152,080	132,560
Commercial Real Estate	1,310,811	1,337,766
Commercial and Industrial	275,152	254,935
Consumer	63,009	79,591
Other	24,978	30,136
	2,562,545	2,580,674
Less: Net deferred loan fees and costs and other*	(676)	517
	2,561,869	2,581,191
Less: Allowance for credit losses	(25,826)	(25,024)
Loans - Net	$2,536,043	$2,556,167

*This chart contains fair value adjustments to the basis of derivatives in the amount of $1.1 million and $2.7 million at December 31, 2024 and December 31, 2023, respectively.

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
December 31, 2024, 2023, 2022

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

The following is a maturity schedule by major category of loans excluding fair value adjustments at December 31, 2024:

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years	Total
Consumer Real Estate	$19,180	$25,777	$156,930	$320,327	$522,214
Agricultural Real Estate	6,490	7,715	65,320	137,074	216,599
Agricultural	82,568	55,905	8,888	4,741	152,102
Commercial Real Estate	138,177	403,661	565,194	203,829	1,310,861
Commercial and Industrial	127,540	83,964	63,867	148	275,519
Consumer	2,274	50,750	10,138	41	63,203
Other	77	956	23,949	-	24,982
	$376,306	$628,728	$894,286	$666,160	$2,565,480

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2024:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$305,062	$215,052
Agricultural Real Estate	118,808	97,593
Agricultural	54,099	97,981
Commercial Real Estate	934,197	376,614
Commercial and Industrial	148,542	126,610
Consumer	62,977	32
Other	15,270	9,708

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits. Other loans are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2024 and 2023, net of deferred loan fees and costs:

	(In Thousands)
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Consumer Real Estate	$2,533	$547	$559	$3,639	$516,753	$520,392
Agricultural Real Estate	651	-	-	651	215,486	216,137
Agricultural	44	-	79	123	152,258	152,381
Commercial Real Estate	54	141	360	555	1,307,906	1,308,461
Commercial and Industrial	122	5	57	184	299,613	299,797
Consumer	365	19	62	446	63,181	63,627
Total	$3,769	$712	$1,117	$5,598	$2,555,197	$2,560,795

	(In Thousands)
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Consumer Real Estate	$1,914	$137	$670	$2,721	$519,187	$521,908
Agricultural Real Estate	-	3,429	55	3,484	219,995	223,479
Agricultural	-	1,132	2,977	4,109	128,654	132,763
Commercial Real Estate	380	-	255	635	1,334,440	1,335,075
Commercial and Industrial	145	-	199	344	284,550	284,894
Consumer	218	37	26	281	80,072	80,353
Total	$2,657	$4,735	$4,182	$11,574	$2,566,898	$2,578,472

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following tables present the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2024 and December 31, 2023:

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

	(In Thousands)
	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing

Consumer Real Estate	$1,006	$1,190	$-
Agricultural Real Estate	15,949	15,949	-
Agricultural	4,671	4,671	-
Commercial Real Estate	254	254	-
Commercial & Industrial	198	198	-
Consumer	91	91	-
Total	$22,169	$22,353	$-

Interest income on nonaccrual loans, recognized on a cash basis, was $93 thousand and $338 thousand for the years ended December 31, 2024 and 2023, respectively.

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
December 31, 2024, 2023, 2022

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
December 31, 2024, 2023, 2022

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following table reflects the risk category of loans by portfolio class based on the most recent analysis performed as of December 31, 2024 and 2023 based on year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
								Revolving	Revolving
								Loans	Loans
							Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total

Consumer Real Estate
Risk Rating
Pass (1-4)	$40,257	$64,316	$79,503	$89,800	$74,996	$106,007	$454,879	$61,097	$237	$516,213
Special Mention (5)	-	-	37	551	-	119	707	19	-	726
Substandard (6)	143	239	529	786	465	1,040	3,202	236	15	3,453
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$40,400	$64,555	$80,069	$91,137	$75,461	$107,166	$458,788	$61,352	$252	$520,392
Gross charge-offs YTD	$-	$-	$-	$-	$-	$13	$13	$-	$-	$13

Agricultural Real Estate
Risk Rating
Pass (1-4)	$23,817	$28,088	$34,469	$22,983	$23,639	$76,964	$209,960	$92	$-	$210,052
Special Mention (5)	-	-	-	-	-	13	13	-	-	13
Substandard (6)	5,696	-	371	-	-	5	6,072	-	-	6,072
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$29,513	$28,088	$34,840	$22,983	$23,639	$76,982	$216,045	$92	$-	$216,137
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$14,915	$10,500	$14,381	$5,616	$3,204	$3,911	$52,527	$98,283	$-	$150,810
Special Mention (5)	-	13	-	8	-	-	21	30	-	51
Substandard (6)	-	21	-	-	29	-	50	1,470	-	1,520
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$14,915	$10,534	$14,381	$5,624	$3,233	$3,911	$52,598	$99,783	$-	$152,381
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
								Revolving	Revolving
								Loans	Loans
							Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total

Commercial Real Estate
Risk Rating
Pass (1-4)	$128,608	$200,192	$413,106	$218,309	$110,435	$188,239	$1,258,889	$-	$-	$1,258,889
Special Mention (5)	-	-	12,590	-	1,352	753	14,695	-	-	14,695
Substandard (6)	-	34,299	-	-	-	578	34,877	-	-	34,877
Doubtful (7)	-	-	-	-	-		-	-	-	-
Total Commercial Real Estate	$128,608	$234,491	$425,696	$218,309	$111,787	$189,570	$1,308,461	$-	$-	$1,308,461
Gross charge-offs YTD	$-	$-	$-	$-	$-	$15	$15	$-	$-	$15

Commercial & Industrial
Risk Rating
Pass (1-4)	$31,933	$54,581	$39,665	$15,047	$13,480	$1,294	$156,000	$113,446	$222	$269,668
Special Mention (5)	-	137	-	188	26	416	767	459	-	1,226
Substandard (6)	39	348	29	-	-	28	444	3,481	-	3,925
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$31,972	$55,066	$39,694	$15,235	$13,506	$1,738	$157,211	$117,386	$222	$274,819
Gross charge-offs YTD	$-	$-	$-		$101	$-	$101	$-	$5	$106

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
								Revolving	Revolving
								Loans	Loans
							Term	Amortized	Converted	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	to Term	Total

Consumer Real Estate
Risk Rating
Pass (1-4)	$77,298	$88,695	$90,139	$82,680	$32,302	$94,294	$465,408	$52,904	$-	$518,312
Special Mention (5)	1,228	40	-	-	-	134	1,402	-	-	1,402
Substandard (6)	-	261	558	163	246	952	2,180	14	-	2,194
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$78,526	$88,996	$90,697	$82,843	$32,548	$95,380	$468,990	$52,918	$-	$521,908
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$30,504	$37,199	$25,168	$25,874	$18,456	$68,651	$205,852	$97	$-	$205,949
Special Mention (5)	-	861	14	-	149	359	1,383	-	-	1,383
Substandard (6)	-	-	12,196	186	259	3,506	16,147	-	-	16,147
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$30,504	$38,060	$37,378	$26,060	$18,864	$72,516	$223,382	$97	$-	$223,479
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$17,787	$20,330	$8,356	$4,476	$3,856	$1,880	$56,685	$69,824	$-	$126,509
Special Mention (5)	38	621	112	-	-	-	771	330	-	1,101
Substandard (6)	514	634	2,009	498	-	-	3,655	1,498	-	5,153
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$18,339	$21,585	$10,477	$4,974	$3,856	$1,880	$61,111	$71,652	$-	$132,763
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
								Revolving	Revolving
								Loans	Loans
							Term	Amortized	Converted	Grand
	2023	2022	2021	2020	2019	Prior	Total	Cost Basis	to Term	Total

Commercial Real Estate
Risk Rating
Pass (1-4)	$224,232	$438,716	$245,273	$122,656	$136,225	$99,378	$1,266,480	$-	$-	$1,266,480
Special Mention (5)	34,864	9,100	-	10,793	626	12,342	67,725	-	-	67,725
Substandard (6)	-	-	-	-	-	795	795	-	-	795
Doubtful (7)	-	-	-	75	-	-	75	-	-	75
Total Commercial Real Estate	$259,096	$447,816	$245,273	$133,524	$136,851	$112,515	$1,335,075	$-	$-	$1,335,075
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$56,224	$51,663	$24,876	$20,071	$2,142	$932	$155,908	$90,018	$-	$245,926
Special Mention (5)	716	69	211	146	437	357	1,936	6,016	-	7,952
Substandard (6)	74	454	-	-	31	17	576	122	-	698
Doubtful (7)	-	-	-	182	-	-	182	-	-	182
Total Commercial & Industrial	$57,014	$52,186	$25,087	$20,399	$2,610	$1,306	$158,602	$96,156	$-	$254,758
Gross charge-offs YTD	$-	$-	$-	$565	$-	$-	$565	$-	$-	$565

Other
Risk Rating
Pass (1-4)	$2,810	$-	$16,761	$5,790	$445	$4,330	$30,136	$-	$-	$30,136
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$2,810	$-	$16,761	$5,790	$445	$4,330	$30,136	$-	$-	$30,136
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following tables presents payment performance as of December 31, 2024 and 2023 by year of origination:

	(In Thousands)
	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Term	Amortized	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$13,437	$13,521	$27,264	$5,917	$2,310	$582	$63,031	$477	$63,508
Nonperforming	40	-	40	35	4	-	119	-	119
Total Consumer	$13,477	$13,521	$27,304	$5,952	$2,314	$582	$63,150	$477	$63,627
Gross charge-offs YTD	$201	$69	$62	$14	$-	$-	$346	$-	$346

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following table presents collateral-dependent loans grouped by collateral as of December 31, 2024 and 2023:

	(In Thousands)
	Collateral
	Dependent Loans
	December 31, 2024	December 31, 2023
Consumer Real Estate	$2,384	$1,518
Agricultural Real Estate	125	15,888
Agricultural	50	4,998
Commercial Real Estate	360	255
Commercial & Industrial	28	17
Consumer	41	-
Total	$2,988	$22,676

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Information about impaired loans as of and for the year ended December 31, 2022 is as follows:

(In Thousands)
2022
Average investment in impaired loans	$10,710
Interest income recognized on impaired loans	$361
Interest income recognized on a cash basis on impaired loans	$97

The Bank had approximately $3.6 million of its impaired loans classified as modifications to borrowers experiencing financial difficulty as of December 31, 2022.

Under ASC 310-40, TDRs were eliminated from being classified as such for 2023 and were no longer be reported as such. Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. No modifications to borrowers experiencing financial difficulty were made during 2024. During 2023, one new loan was considered a modification to a borrower experiencing financial difficulty. The modification consisted of refinancing at a higher balance to a borrower experiencing financial difficulty that would not have otherwise been granted to a borrower. The amount of new money increase to the loan balance was $411 thousand. This loan was subsequently paid off during 2023.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

December 31, 2024				December 31, 2023
		(In Thousands)				(In Thousands)
Modified Loans for Borrowers Experiencing Financial Difficulty	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	-	$-	$-	Commercial Real Estate	1	$1,024	$1,024

For the years ended December 31, 2024 and 2023, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

The Bank applies a measurement incorporating the present value of expected future cash flows discounted at the loan's effective rate of interest or the fair value of collateral if the loan is collateral dependent. To determine the fair value of collateral, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

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

As of December 31, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $890 thousand of consumer real estate loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $679 thousand of consumer real estate loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions as of December 31, 2023.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2016-13 - "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and implemented the current expected credit losses accounting standard. As a result, the Company recorded a one-time adjustment from equity into the allowance for credit losses and unfunded commitment liability in the amount of $4.5 million, or $3.4 million, net of tax.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Additional analysis related to the allowance for credit losses as of December 31, 2024 and 2023 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024
Provision for (recovery of) credit losses - loans	(31)	583	(52)	(834)	1,411	(133)	944
Charge-offs	(13)	-	-	(15)	(106)	(346)	(480)
Recoveries	6	-	1	9	133	189	338
Ending Balance	$3,543	$895	$285	$16,560	$3,531	$1,012	$25,826

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Provision for (recovery of) credit losses - off balance sheet credit exposures	(671)
Charge-offs	-
Recoveries	-
Ending Balance	$1,541

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Total
2023
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$998	$349	$751	$11,924	$5,382	$909	$20,313
Adoption of ASU 2016-13	2,874	(166)	(650)	3,501	(2,165)	170	3,564
Provision for (recovery of) credit losses - loans	(326)	24	225	1,967	(643)	451	1,698
Charge-offs	-	-	-	-	(565)	(425)	(990)
Recoveries	35	105	10	8	84	197	439
Ending Balance	$3,581	$312	$336	$17,400	$2,093	$1,302	$25,024

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
2023
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,262
Adoption of ASU 2016-13	904
Provision for (recovery of) credit losses - off balance sheet credit exposures	46
Charge-offs	-
Recoveries	-
Ending Balance	$2,212

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2024	2023
Land	$6,803	$6,838
Buildings (useful life 15-39 years)	41,306	40,831
Furnishings (useful life 3-15 years)	31,378	30,425
	79,487	78,094
Less: Accumulated depreciation	(45,659)	(42,304)
Premises and Equipment (Net)	$33,828	$35,790

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $3.8, $3.4 and $2.7 million, respectively.

At the end of 2023, construction in progress was $8 thousand for a new Loan Production Office (LPO) which was operational in December 2024.

Note 6 - Leases

The Bank leases space for retail branches, LPOs and ATMs. Our leases have remaining lease terms of 3 months to just under 14 years, some of which may include options to renew the leases and some of which may include options to terminate the leases prior to the end date of the lease term. The Bank does receive rental income for the leasing of available space.

The below tables provide information on the Bank’s operating leases:

	(In Thousands)
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost (1)	$979	$540	$244
Operating cash flows (2)	$42	$45	$26

(1) Included in net occupancy expense on Company's consolidated statement of income
(2) Included in customer service fees on Company's consolidated statement of income

	(In Thousands)
	December 31, 2024	December 31, 2023
Operating lease assets (1)	$6,403	$5,918
Operating lease liabilities (2)	$6,403	$5,918

(1) Included in other assets on Company's consolidated balance sheets
(2) Included in accrued interest and other liabilities on Company's consolidated balance sheets

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Operating lease term and discount rates of our lessee arrangements at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	11.07	9.78
Weighted average discount rate	5.49%	4.34%

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2024 are as follows:

(In Thousands)
2025	$987
2026	953
2027	911
2028	833
2029	774
2030 and thereafter	3,291
Total future lease payments	$7,749
Less: interest	1,346
Present value of operating lease liability arrangements	$6,403

Note 7 - Servicing

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $364.3 and $367.8 million at December 31, 2024 and 2023, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $141.9 million at December 31, 2024 and $135.8 million at December 31, 2023.

The balance of capitalized servicing rights at December 31, 2024 and 2023 for 1-4 family real estate loans, was $3.5 million each year. Agricultural real estate loan servicing rights, established in 2023, were $2.2 million at December 31, 2024 and 2023. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of December 31, 2024 and 2023 was $4.8 million and $5.5 million, respectively. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.7 million and $2.6 million as of December 31, 2024 and 2023. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 6.1% and 6.3% were utilized for 2024 and 2023, respectively. In 2024, two 1-4 family real estate strata, which included 82 of the total 3,677 loans, were slightly below the carrying value using a discount yield of 5.98% which resulted in the need to establish a $2 thousand valuation allowance. The carrying value of 10 agricultural real estate strata, which included 33 of the total 619 loans, using an approximate discount rate of 8.62% were lower than fair value requiring a $95 thousand valuation allowance to be established.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following summarizes servicing rights capitalized and amortized during each year:

	(In Thousands)
	2024	2023
Beginning of Year	$5,655	$3,549
Capitalized Additions	826	2,710
Amortization	(728)	(604)
Ending Balance, December 31	5,753	5,655
Valuation Allowance	(97)	(7)
Servicing Rights net, December 31	$5,656	$5,648

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 8 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2024	2023
Time deposits under $250,000	$505,949	$523,895
Time deposits of $250,000 or more	141,632	139,122
	$647,581	$663,017

At December 31, 2024 the scheduled maturities for time deposits are as follows:

(In Thousands)
2025	$484,086
2026	104,331
2027	39,702
2028	16,449
2029	2,776
Thereafter	237
$647,581

Note 9 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2024 and 2023, securities with a fair value of $43.0 million and $42.6 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s federal funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2024	$-	0.00%	$523	$79	3.77%
2023	$-	0.00%	$1,694	$1,176	1.19%

	Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2024	$27,218	0.99%	$27,218	$27,574	4.00%
2023	$28,218	0.98%	$28,968	$28,918	3.97%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The Company had no federal funds purchased as of December 31, 2024 or 2023. The $27.2 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2024.

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	-	-	-	27,218	27,218
Total	$-	$-	$-	$27,218	$27,218

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

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

The Company has established a $15 million variable line of credit tied to prime with a correspondent bank that matures on September 27, 2025. As of December 31, 2024, there were no outstanding borrowings on the line of credit.

Long Term Debt

Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Banks. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. Total borrowings were $246.1 million excluding an amortizing $39 thousand for fair value related to the acquisitions for December 31, 2024 compared to $265.8 million excluding an amortizing $23 thousand for fair value for December 31, 2023. In 2024, the Bank entered a $15 million, 10 year, 3 month Bermudan Putable advance with a fixed rate of 3.40% and quarterly put options owned by FHLB. The put options were not exercised in August or November and the next possible putable exercise date is February 6, 2025. This advance is included with the 2025 maturities in the below table. With the acquisition of Peoples Federal Savings and Loan Association, the Bank undertook $965 thousand in advances with varying maturity dates from 2022 through 2028. With the acquisition of Perpetual Federal Savings Bank, the Bank undertook $6 million in advances due in 2024. The advances were secured by a pledge of $202.0 and $232.0 million of 1-4 family real estate and HELOC loans as of December 31, 2024 and 2023, respectively under a blanket collateral agreement. The Bank has also pledged eligible commercial real estate loans of $369.5 million and $158.9 million as of December 31, 2024 and December 31, 2023, respectively, to the FHLB. During the second quarter of 2024, the Bank also began pledging eligible multi-family real estate loans to the FHLB which amounted to $47.7 million as of December 31, 2024.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $163.0 and $128.0 million unsecured borrowings through correspondent banks as of December 31, 2024 and December 31, 2023, respectively. The Bank had a borrowing capacity under the Federal Reserve's Discount Window of $29.9 million at December 31, 2024 and the Federal Reserve's BTFP of $69.9 million at December 31, 2023. The Bank also had access to $163.7 million and $150.1 million through a Cash Management Advance with the Federal Home Loan Bank as of December 31, 2024 and December 31, 2023, respectively. The Bank had unpledged securities, which could be sold or used as collateral, of $170.4 million and $97.3 million at the end of the same time periods, respectively. An additional $159.5 million at December 31, 2024, and $42.5 million at December 31, 2023, were available from the Federal Home Loan Bank based on current pledging. The table below shows the maturities of the borrowings outstanding at December 31, 2024, exclusive of the fair value adjustment.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

(In Thousands)
2025	$71,500
2026	50,000
2027	50,179
2028	74,416
Total	$246,095

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Subordinated Notes

On July 30, 2021, the Company announced the completion of a private placement of $35 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”) to various accredited investors (the “Offering”). The price for the Notes was 100% of the principal amount of the Notes. The Notes qualify as Tier 2 capital for regulatory purposes until July 30, 2026. Beginning July 31, 2026, the Note amount that qualifies as Tier 2 capital is reduced in proportionate amounts until July 30, 2031. The Company used the net proceeds from the Offering for general corporate purposes, including financing acquisitions and organic growth.

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

	December 31, 2024		December 31, 2023
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(182)	$35,000	$(298)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 11 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	(In Thousands)
	2024	2023	2022
Current:
Federal	$6,144	$3,052	$7,430
State	184	287	359
Total current	6,328	3,339	7,789
Deferred:
Federal	271	2,182	227
State	36	46	(56)
Total deferred	307	2,228	171
Total Income Tax	$6,635	$5,567	$7,960

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2024	2023	2022
Federal income tax at statutory rates	$6,840	$5,954	$8,489
(Decrease) increase resulting from:
State income tax, net of federal benefit	174	264	239
Tax exempt interest	(106)	(129)	(133)
Investments reported under proportional amortization method	65	-	-
Section 831 deduction	-	(187)	(270)
Other	(338)	(335)	(365)
Total Income Tax	$6,635	$5,567	$7,960

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2024	2023
Deferred Tax Assets:
Allowance for credit losses	$6,009	$5,888
Deferred compensation	578	547
Net unrealized loss on available-for-sale securities	6,705	7,712
Fair value adjustments	623	1,179
Other	58	307
Total deferred tax assets	13,973	15,633
Deferred Tax Liabilities:
Accreted discounts on bonds	169	95
Depreciation	2,066	2,409
FHLB stock dividends	762	880
Intangible amortization	2,178	2,421
Loan servicing rights	1,247	1,252
Prepaids	560	244
Other	462	488
Total deferred tax liabilities	7,444	7,789
Net Deferred Tax Asset	$6,529	$7,844

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

For the years ended December 31, 2024 and 2023, all state income taxes were paid to the State of Indiana.

The Peoples Federal Savings and Loan acquisition included a net operating loss (NOL) carryforward of approximately $2.8 million that had a remaining balance of $1.4 million and $2.0 million at December 31, 2024 and 2023, respectively.

The Company has additional paid-in capital that is considered restricted resulting from the acquisition of Perpetual in 2021 of approximately $2.8 million and from the acquisition of Peoples in 2022 of approximately $2.2 million. No deferred tax liability is required to be recorded for the Company’s tax bad debt reserves arising before December 31, 1987, unless it is apparent that the reserves will reverse in the near future. Unrecognized deferred taxes on these reserves would total $1.0 million. If the portion of retained earnings representing these reserves is used for any purpose other than to absorb bad debts, it will be added to future taxable income and the related tax will be recognized as expense.

Note 12 - Employee Benefit Plans

The Bank has established a 401(k) defined contribution plan which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax or post-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to six percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant’s deferral contributions. Employer matching contributions are funded each payroll period and are immediately vested. Non elective employer contributions are immediately vested at 100%. Employees are immediately eligible upon hire to contribute to the plan and receive matching contributions. In order to be eligible for discretionary contributions, employees must work 1,000 hours in the plan year and be employed on the last day of the year. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $2.0 million, $1.4 million and $1.7 million for 2024, 2023 and 2022, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan which provides for shares of the Company's restricted stock to be issued to employees. Under the plan, the shares generally vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Compensation expense applicable to the restricted stock awards totaled $1.4 million, $1.3 million and $899 thousand for the years ending December 31, 2024, 2023 and 2022, respectively.

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	60,169	111	64,225	113	56,496	109
Restricted shares vested	38,825	74	32,427	69	26,900	60
Restricted shares awarded due to retirement	8,700	2	2,350	4	3,775	3
Restricted shares awarded for other	-	-	700	1	-	-
Restricted shares forfeited	5,811	7	6,350	8	8,000	9

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	151,350	$25.00	128,952	$25.75	111,131	$23.02
Granted	60,169	24.13	64,225	22.24	56,496	30.46
Vested	(47,525)	23.42	(35,477)	22.54	(30,675)	24.77
Forfeited	(5,811)	24.89	(6,350)	21.72	(8,000)	30.15
Nonvested, end of period	158,183	$25.17	151,350	$25.00	128,952	$25.75

As of December 31, 2024, there was $2.1 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to approximately $4,000, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June each year. Annually, the dollar amount of shares to be given each year is reviewed by the Board Compensation committee and ratified by the Board. On June 3, 2022, twelve Directors each received $10,013 worth of shares which equated to 240 shares. On June 2, 2023, twelve Directors each received $14,997 worth of shares which equated to 754 shares. On June 7, 2024, twelve Directors each received $15,007 worth of shares which equated to 716 shares while one Director received a prorated dollar amount of $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

approximately $1,730. The use of stock for Directors' retainer, does not have an effect on diluted earnings per share as it is immediately vested.

The table below presents basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022.

	(In Thousands, Except Per Share Data)
	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Earnings per share
Net income	$25,938	$22,787	$32,515
Less: distributed earnings allocated to participating securities	(143)	(128)	(97)
Less: undistributed earnings allocated to participating securities	(362)	(120)	(187)
Net earnings available to common shareholders	$25,433	$22,539	$32,231
Weighted average common shares outstanding including participating securities	13,684,961	13,641,336	13,206,713
Less: average unvested restricted shares	(266,232)	(148,433)	(115,291)
Weighted average common shares outstanding	13,418,729	13,492,903	13,091,422
Basic and diluted earnings per share	$1.90	$1.67	$2.46

Note 14 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $56.2 million and $54.3 million at December 31, 2024 and 2023, respectively. Five new loans were approved during 2024 for $1.1 million. During 2024, subsequent advances totaled $9.7 million and payments of $8.9 million were received. The difference in related borrowings amounted to $1.9 million, net increase. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2024 and 2023, amounted to $43.2 million and $47.1 million, respectively.

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

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities (see Note 4).

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2024	2023
Commitments to extend credit	$594,419	$640,023
Standby letters of credit	184	825

Commitments to extend credit and Standby Letters of Credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

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
December 31, 2024, 2023, 2022

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

Management believes, as of December 31, 2024, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2024, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2024 and December 31, 2023 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank's actual and required capital amounts and ratios as of December 31, 2024 and 2023 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,308	10.44%	$115,611	4.50%	$166,993	6.50%
Farmers & Merchants State Bank	292,845	11.40%	115,583	4.50%	166,954	6.50%

Total Risk-Based Capital (to Risk Weighted Assets):
Consolidated	328,808	12.80%	205,530	8.00%	256,913	10.00%
Farmers & Merchants State Bank	318,527	12.40%	205,482	8.00%	256,852	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,308	10.44%	154,148	6.00%	205,530	8.00%
Farmers & Merchants State Bank	292,845	11.40%	154,111	6.00%	205,482	8.00%

Tier 1 Leverage Capital (to Adjusted Total Assets):
Consolidated	268,308	8.12%	132,235	4.00%	165,294	5.00%
Farmers & Merchants State Bank	292,845	8.81%	132,967	4.00%	166,209	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$251,649	9.75%	$116,147	4.50%	$167,768	6.50%
Farmers & Merchants State Bank	276,467	10.77%	115,534	4.50%	166,882	6.50%

Total Risk-Based Capital (to Risk Weighted Assets):
Consolidated	297,179	11.51%	206,484	8.00%	258,105	10.00%
Farmers & Merchants State Bank	301,176	11.73%	205,393	8.00%	256,742	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,649	9.75%	154,863	6.00%	206,484	8.00%
Farmers & Merchants State Bank	276,467	10.77%	154,045	6.00%	205,393	8.00%

Tier 1 Leverage Capital (to Adjusted Total Assets):
Consolidated	251,649	7.86%	128,081	4.00%	160,102	5.00%
Farmers & Merchants State Bank	276,467	8.66%	127,674	4.00%	159,593	5.00%

The above tables exclude the capital conservation buffer requirements.

Note 17 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula and excluding the $40 million of a special one time dividend approved by the Federal Reserve for the acquisition of Perpetual Federal Saving Bank in 2022, dividends of $61.6 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

The Bank entered into three pay-fixed receive variable interest rate swap transactions, with a combined notional value of $100 million, designated and qualifying as accounting hedges during the last quarter of 2023. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the Company's consolidated statement of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

related interest rate swaps. The fair value of interest rate swaps with a positive fair value are reported in other assets in the Company's consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the Company's consolidated balance sheet.

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2024 and 2023.

	(In Thousands)
	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
Loans	$249,127	$1,075	$276,991	$2,719

The following table presents a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at December 31, 2024 and 2023, identified by the underlying interest rate-sensitive instruments.

				Weighted Average Rate
Instruments Associated With	Notional Value (000's)	Weighted Average Remaining Maturity (years)	Fair Value (000's)	Receive	Pay
Loans	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2024	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%

				Weighted Average Rate
Instruments Associated With	Notional Value (000's)	Weighted Average Remaining Maturity (years)	Fair Value (000's)	Receive	Pay
Loans	$100,000	3.6	$(2,679)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2023	$100,000	3.6	$(2,679)	USD-SOFR-OIS	4.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 and $2.8 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2024 and 2023, respectively, which yielded

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

$687 and $144 thousand of other interest income, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at December 31, 2024 and 2023.

(In Thousands)
	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments			-	-
Interest rate swaps associated with loans	$100,000	$(976)	$100,000	$(2,679)
Total contracts	$100,000	$(976)	$100,000	$(2,679)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statements of income during the years ended December 31, 2024 and 2023.

	(In Thousands)
Line Item in the Consolidated Statements of Income	December 31, 2024	December 31, 2023
Interest Income
Loans, including fees	$59	$40
Other	687	144
Total interest income	$746	$184

Note 19 - Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. The Company has elected to account for its investment in qualified affordable housing projects using the proportional amortization method described in FASB ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Low-Income housing Tax Credit Projects (A Consensus of the FASB Emerging Issues Task Force)", which was updated in March 2023 and released as FASB ASU 2023-02. Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. See Note 11 of the Notes to the Consolidated Financial Statements.

At December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.6 million. This balance is reflected in the other assets line on the consolidated balance sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $880 thousand at December 31, 2024. This balance is reflected in the accrued expense and other liabilities line on the consolidated balance sheets.

The funded balance in qualified affordable housing projects was $2.7 million and $2.4 million out of a total of $4.0 million committed at December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024, the Company recognized amortization expense with respect to its investments in qualified affordable housing projects of $422 thousand, partially offset by tax credits and other benefits from its investments in affordable housing tax credits of $417 thousand. The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2024.

Note 20 - Fair Value of Financial Instruments

Fair values of financial instruments are management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, Bank premises and equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2024 and 2023, are reflected below. The aggregate fair values in the table below do not represent the total fair value of the Bank’s assets and liabilities. The table excludes the following: Available-for-Sale Securities, Bank Premises and Equipment, Construction in Progress, Derivatives (which are included in Other Assets or Other Liabilities), Goodwill, Loan Servicing Rights, Other Real Estate Owned, Bank Owned Life Insurance, Other Assets, Dividends Payable, Accrued Expenses and Other Liabilities.

	(In Thousands)
	December 31, 2024					December 31, 2023
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$176,351	$176,351	$176,351	$-	$-	$142,201	$142,201	$142,201	$-	$-
Interest-bearing time deposits	2,482	2,472	-	2,472	-	2,740	2,725	-	2,725	-
Other securities	14,400	14,400	-	-	14,400	17,138	17,138	-	-	17,138
Loans held for sale	2,996	2,996	-	-	2,996	1,576	1,552	-	-	1,552
Loans, net	2,536,043	2,485,297	-	-	2,485,297	2,556,167	2,396,540	-	-	2,396,540
Interest receivable	12,657	12,657	-	-	12,657	11,774	11,774	-	-	11,774

Financial Liabilities:
Interest bearing deposits	$1,522,280	$1,521,097	$-	$-	$1,521,097	$1,415,981	$1,416,007	$-	$-	$1,416,007
Noninterest bearing deposits	516,904	516,904	516,904	-	-	528,465	528,465	528,465	-	-
Time deposits	647,581	644,849	-	-	644,849	663,017	656,141	-	-	656,141
Total Deposits	2,686,765	2,682,850	516,904	-	2,165,946	2,607,463	2,600,613	528,465	-	2,072,148
Fed funds purchased and securities sold under agreement to repurchase	27,218	27,218	-	-	27,218	28,218	28,218	-	-	28,218
Federal Home Loan Bank advances	246,056	245,373	-	-	245,373	265,750	260,400	-	-	260,400
Subordinated notes	34,818	31,983	-	31,983	-	34,702	30,676	-	30,676	-
Interest payable	6,618	6,618	-	-	6,618	5,441	5,441	-	-	5,441

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, and the valuation techniques used by the Company to determine those fair values. There were no changes to valuation techniques during 2024.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The Bank holds four local municipals that the Bank evaluates based on the credit strength of the underlying project. The fair value is determined by valuing similar credit payment streams at similar rates.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2024	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$105,999	$-	$-
U.S. Government agencies	20,035	115,131	-
Mortgage-backed securities	-	120,631	-
State and local governments	-	63,133	1,627
Total Securities Available-for-Sale	$126,034	$298,895	$1,627
Interest rate swaps liabilities	$-	$(976)	$-

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2023	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$80,270	$-	$-
U.S. Government agencies	19,630	108,592	-
Mortgage-backed securities	-	82,132	-
State and local governments	-	65,394	2,460
Total Securities Available-for-Sale	$99,900	$256,118	$2,460
Interest rate swaps liabilities	$-	$(2,679)	$-

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2024	$1,188	$1,272	$2,460
Change in Fair Value	-	2	2
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	(835)	-	(835)
Balance at December 31, 2024	$353	$1,274	$1,627

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2023	$2,071	$1,274	$3,345
Change in Fair Value	38	(2)	36
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	(921)	-	(921)
Balance at December 31, 2023	$1,188	$1,272	$2,460

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There were no securities that transferred in or out of Level 3 during 2024.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2024 and 2023, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The estimated realizable values of available collateral are typically based on outside appraisals.

At December 31, 2024, collateral dependent loans categorized as Level 3 were $3.0 million and $22.7 million at December 31, 2023. The specific allocation for collateral dependent loans was $52 thousand as of December 31, 2024 and $386 thousand as of December 31, 2023. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2024 and 2023, impairment was recognized on loan servicing rights based upon the independent third party’s quarterly valuations. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $97 thousand ($2 thousand on 1-4 family real estate loans and $95 thousand on agricultural real estate loans) at December 31, 2024 compared to $7 thousand ($2 thousand on 1-4 family real estate loans and $5 thousand on agricultural real estate loans) at December 31, 2023.

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
December 31, 2024, 2023, 2022

The following tables present assets measured at fair value on a nonrecurring basis:

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2024	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$2,988	$-	$-	$2,988
Loan servicing rights	(4)	-	-	(4)

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2023
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2023	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$22,676	$-	$-	$22,676
Loan servicing rights	58	-	-	58

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,627	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	-3.61-4.52% (4.33%)
Collateral dependent loans	2,988	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (20.78%)
Loan servicing rights	(4)	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	9.36-618.70% (107.90%)

	(In Thousands)
	Fair Value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$2,460	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	-0.17-4.92% (3.49%)
Collateral dependent loans	22,676	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00-50.00% (0.41%)
Loan servicing rights	58	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	5.11-22.80% (10.87%)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 21 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2024	2023
Assets
Cash	$4,554	$3,790
Interest-bearing time deposits	2,457	2,466
Related party receivables:
Dividends and accounts receivable from subsidiary	4,010	3,884
Accrued interest receivable - available-for-sale securities / interest bearing time deposits	47	46
Securities - US Treasuries / municipals	4,391	5,675
Investment in subsidiaries	358,127	338,893
Other assets	49	44
Total Assets	$373,635	$354,798

Liabilities
Subordinated notes, net of unamortized issuance costs	34,818	34,702
Dividends payable	2,996	2,974
Accrued interest payable	474	474
Accrued expenses	136	105
Total Liabilities	38,424	38,255
Stockholders' Equity	335,211	316,543
Total Liabilities and Stockholders' Equity	$373,635	$354,798

Statements of Income and Comprehensive Income
	(In Thousands)
	2024	2023	2022
Income
Dividends from subsidiaries	$12,100	$7,500	$44,285
Distributed earnings of dissolved subsidiary	-	1,005	-
Interest - available-for-sale securities / interest-bearing time deposits	240	162	308
Noninterest income	23	4	-
Total income	12,363	8,671	44,593
Expenses
Interest	1,138	1,258	1,588
Operating expenses	1,178	1,143	1,176
Total expenses	2,316	2,401	2,764

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	10,047	6,270	41,829
Income Taxes (Benefit)	(452)	(495)	(535)
	10,499	6,765	42,364
Equity in undistributed (distributions in excess of) earnings of subsidiaries	15,439	16,022	(9,849)
Net Income	25,938	22,787	32,515
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities, net of taxes	3,789	9,221	(35,049)
Comprehensive Income (Loss)	$29,727	$32,008	$(2,534)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Statements of Cash Flows
	(In Thousands)
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$25,938	$22,787	$32,515
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (distributions in excess of) net income	(15,439)	(16,022)	9,849
Amortization of premiums on available-for-sale securities, net	13	29	61
Amortization of subordinated notes issuance fees	116	116	116
Stock-based compensation expense	1,361	1,281	899
Director stock awards	188	180	120
Changes in assets and liabilities:
Other assets and liabilities	(100)	(1,981)	2,560
Net cash provided by operating activities	12,077	6,390	46,120
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,580	1,445	1,540
Sales	-	1,105	-
Purchases	(316)	-	(398)
Activity in certificates of deposit
Maturities	739	-	1,234
Purchases	(730)	(498)	(498)
Cash used for acquisitions	-	-	(9,806)
Net cash provided by (used in) investing activities	1,273	2,052	(7,928)
Cash Flows from Financing Activities
Repayments of other borrowings	-	(10,000)	(30,000)
Purchase of treasury stock	(664)	(218)	(308)
Payment of dividends	(11,922)	(11,335)	(10,276)
Net cash used in financing activities	(12,586)	(21,553)	(40,584)
Net Change in Cash and Cash Equivalents	764	(13,111)	(2,392)
Cash and Cash Equivalents - Beginning of year	3,790	16,901	19,293
Cash and Cash Equivalents - End of year	$4,554	$3,790	$16,901

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

Note 22 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED	(In Thousands, Except Per Share Data)
	Quarter Ended in 2024
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$38,654	$41,166	$41,901	$41,851
Interest expense	18,536	19,791	20,312	19,021
Net Interest Income	20,118	21,375	21,589	22,830
Provision for (Recovery of) Credit Losses - Loans*	(289)	605	282	346
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures*	(266)	(18)	(267)	(120)
Net Interest Income After Provision for Credit Losses*	20,673	20,788	21,574	22,604
Other expense	(13,895)	(13,629)	(13,465)	(12,077)
Net income before income taxes	6,778	7,159	8,109	10,527
Income taxes	1,419	1,477	1,593	2,146
Net income	$5,359	$5,682	$6,516	$8,381
Earnings per Common Share	$0.39	$0.42	$0.48	$0.61
Average common shares outstanding	13,671,166	13,681,501	13,687,119	13,699,869

	(In Thousands, Except Per Share Data)
	Quarter Ended in 2023
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$31,802	$33,377	$36,359	$38,270
Interest expense	10,120	13,259	16,697	18,335
Net Interest Income	21,682	20,118	19,662	19,935
Provision for (Recovery of) Credit Losses - Loans*	817	143	460	278
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures*	62	(129)	(76)	189
Net Interest Income After Provision for Credit Losses*	20,803	20,104	19,278	19,468
Other expense	(12,754)	(12,572)	(13,380)	(12,593)
Net income before income taxes	8,049	7,532	5,898	6,875
Income taxes	1,583	1,531	1,121	1,332
Net income	$6,466	$6,001	$4,777	$5,543
Earnings per Common Share	$0.47	$0.44	$0.35	$0.41
Average common shares outstanding	13,615,655	13,632,440	13,650,823	13,665,773

Note 23 - Segment Reporting

The Company has one reportable operating segment, commercial banking. While our chief operating decision makers (CODM) monitor revenue streams of various products and services, the identifiable segments’ operations are managed, and financial performance is evaluated on a company wide basis. The commercial banking segment provides a broad array of financial products and services including commercial, agricultural, and residential mortgage as well as consumer lending activities, commercial and consumer banking services, wealth advisory services and insurance to individual and business clients through most of its banking center locations in Ohio, Indiana, and Michigan.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023, 2022

The accounting policies of the commercial banking segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The CODM assess performance for the commercial banking segment and decide how to allocate resources based on net income which is also reported on the Consolidated Statements of Income as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The CODM use net income to evaluate income generated from segment assets (return on average total assets) in deciding whether to reinvest profits into the commercial banking segment or to pay dividends or fund acquisitions. Net income is also used by the CODM to monitor budget versus actual results. Net income as well as other common company-wide financial performance and credit quality metrics such as return on average assets, return on average equity, earnings per common share, net interest margin, and nonaccrual loans to total loans, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. See the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Changes to Stockholders’ Equity and the Consolidated Statements of Cash Flows.

The Company’s CODM are the President and senior management team of the Company.

Note 24 – Subsequent Events

On January 28, 2025, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 28, 2025 and ending December 31, 2025.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Forvis Mazars, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, is included in this Annual Report on Form 10-K on the following pages.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited Farmers & Merchants Bancorp, Inc.’s (“Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Fort Wayne, Indiana

February 26, 2025

ITEM 9b. OTHER INFORMATION

None.

ITEM 9c. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Ian D. Boyce	57	Founding Member and Managing Partner	2024
		Dickmeyer Boyce Financial Management

Andrew J. Briggs	70	Retired and former Chairman of Limberlost Bancshares, Inc.	2019
		and President of its wholly-owned subsidiary Bank of Geneva

Lars B. Eller	58	President and CEO of the Company and	2018
		The Farmers & Merchants State Bank

Kevin G. Frey	54	Vice President of E.H. Frey & Sons, Inc.	2024

Jo Ellen Hornish	71	President and CEO, Fountain City Leasing, Inc. / Advantage Powder Coating, Inc. / One Source Diversified Services LTD., and Hornish Properties LLC	2013

Lori A. Johnston	63	EVP-President, Paramount Health Care at Medical Mutual	2020

Dr. Marcia S. Latta	63	Principal, Latta Strategies Retired Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	65	President, Planson Farms, Inc.	2008

Kevin J. Sauder	64	Retired and former President, Chief Executive Officer, Sauder Woodworking Co.	2004

Frank R. Simon	55	Founder & Managing Member / Attorney	2021
		Simon PLC Attorneys & Counselors

David P. Vernon	58	Owner, Licensed Funeral Director & Embalmer	2021
		Vernon Family Funeral Homes

Directors are elected annually at the annual meeting of shareholders.

NAMED EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Andrew J. Briggs	70	Chairman

Lars B. Eller	58	President and Chief Executive Officer (“PEO”) (1)

Barbara J. Britenriker	63	Executive Vice President Chief Financial Officer (“PFO”) (1) and Chief Retail Banking Officer (2)

David R. Gerken	53	Executive Vice President and Chief Lending Officer (3)

Eric D. Faust	38	Senior Vice President and Chief Risk Officer (4)

Shalini Singhal	49	Senior Vice President and Chief Information Officer (5)

______________________________________________________________________________________________________________________________________

(1) The designation PEO means principal executive officer and PFO means principal financial officer under the rules of the SEC.

(2) Ms. Britenriker was Executive Vice President and Chief Financial Officer of the Company. Ms. Britenriker served as Executive Vice President and Chief Retail Banking Officer of the Bank from January 7, 2019 to October 16, 2023 and resumed the position of Executive Vice President and Chief Financial Officer of the Bank on October 16 2023.

(3) Mr. Gerken served as Senior Vice President and Senior Commercial Banking Manager from January 18, 2019 to January 21, 2024. Mr. Gerken was named Executive Vice President and Chief Lending Officer on January 22, 2024.

(4) Mr. Faust was named Senior Vice President and Chief Risk Officer on September 14, 2022.

(5) Ms. Singhal was named Senior Vice President and Chief Information Officer on June 1, 2020.

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2025, and is incorporated herein by reference to the sections of the proxy statement captioned “ Nominations for Members of the Board of Director, “”Our Board Composition” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under paragraphs (d)(4) and (d)(5) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be on April 14, 2025 and incorporated herein by reference to sections of the proxy statement captioned “Delinquent Section 16(a) Reports,” “Audit Committee Report” and “Committees of the Board of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2025, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Monday, April 14, 2025 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. The Company has made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2024, 60,169 shares were awarded to 111 employees and 5,811 were forfeited under its long term incentive plan. At year-end, 2024, the Company held 864,889 shares in Treasury stock and 158,183 in unearned stock awards.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 3, 2022, twelve Directors each received $10,013 worth of shares which equated to 240 shares. On June 2, 2023, twelve Directors each received $14,997 worth of shares which equated to 754 shares. On June 7, 2024, twelve Directors each received $15,007 worth of shares which equated to 716 shares while one Director received a prorated dollar amount of $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth approximately $1,730.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,172,381
Equity compensation plans not approved by security holders	-	-
Total	-	-	1,172,381

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2025, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2025, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

The opinion related to the financial statements in the annual report was provided by Forvis Mazars, LLP from Fort Wayne, Indiana, Auditor Firm ID: 686.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1.a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.1.b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to 3.1.b to Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2024).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).

	(4.2)	Form of 3.25% Fixed to Floating Rate Subordinated Note due July 30, 2031 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.6 hereto).

(10.1)

Form of Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on December 26, 2012 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.2)

Employment Agreement executed by and between The Farmers & Merchants State Bank and Lars B. Eller on September 1, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the Commission on September 3, 2024).

(10.3)

Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015).

	(10.4)	Form on Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

	(10.5)	Form of Restricted Stock Award with Non-solicit Covenants.

	(10.6)	Form of Restricted Stock Award for Senior Officers with Non-competition Covenants.

(10.7)

Form of Subordinated Note Purchase Agreement, dated July 30, 2021, by and among Farmers & Merchants Bancorp, Inc, and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 2, 2021).

	(10.8)	Form of Change in Control Agreement executed by and between the Company and Eric D. Faust on September 14, 2022.

	(19)	Farmers & Merchants Bancorp, Inc. Insider Trading Policy.

	(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a).

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a).

	(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(97)	Farmers & Merchants Bancorp, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

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

By	/s/ Lars B. Eller	Date:	February 26, 2025
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 26, 2025	/s/ Barbara J. Britenriker	Date:	February 26, 2025
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Ian D. Boyce	Date:	February 26, 2025	/s/ Andrew J. Briggs	Date:	February 26, 2025
Ian D. Boyce, Director			Andrew J. Briggs, Director

/s/ Kevin G. Frey	Date:	February 26, 2025	/s/ Jo Ellen Hornish	Date:	February 26, 2025
Kevin G. Frey, Director			Jo Ellen Hornish, Director

/s/ Lori A. Johnston	Date:	February 26, 2025	/s/ Marcia S. Latta	Date:	February 26, 2025
Lori A. Johnston, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 26, 2025	/s/ Kevin J. Sauder	Date:	February 26, 2025
Steven J. Planson, Director			Kevin J. Sauder, Director

/s/ Frank R. Simon	Date:	February 26, 2025	/s/ David P. Vernon	Date:	February 26, 2025
Frank R. Simon, Director			David P. Vernon, Director