Form 10-Q
period 2025-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2025-05-05
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,718,086
Class	Outstanding as of May 1, 2025

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - March 31, 2025 and December 31, 2024	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2025 and March 31, 2024	5

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2025 and March 31, 2024	7

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three Months Ended March 31, 2025 and March 31, 2024	8

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2025 and March 31, 2024	10

	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	67

PART II.	OTHER INFORMATION	67

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		71

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$172,612	$174,855
Federal funds sold	425	1,496
Total cash and cash equivalents	173,037	176,351
Interest-bearing time deposits	1,992	2,482
Securities - available-for-sale	438,568	426,556
Other securities, at cost	14,062	14,400
Loans held for sale	2,331	2,996
Loans, net of allowance for credit losses of $26,352 and $25,826	2,555,552	2,536,043
Premises and equipment	33,163	33,828
Goodwill	86,358	86,358
Loan servicing rights	5,805	5,656
Bank owned life insurance	35,116	34,872
Other assets	42,802	45,181
Total Assets	$3,388,786	$3,364,723

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$502,318	$516,904
Interest-bearing
NOW accounts	874,881	850,462
Savings	696,635	671,818
Time	626,450	647,581
Total deposits	2,700,284	2,686,765
Securities sold under agreements to repurchase	27,258	27,218
Federal Home Loan Bank (FHLB) advances	245,474	246,056
Subordinated notes, net of unamortized issuance costs	34,846	34,818
Dividend payable	2,997	2,996
Accrued expenses and other liabilities	33,326	31,659
Total liabilities	3,044,185	3,029,512

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued 14,564,425 shares 3/31/25 and 12/31/24; outstanding 13,718,336 shares 3/31/25 and 13,699,536 shares 12/31/24	135,407	135,565
Treasury stock - 846,089 shares 3/31/25 and 864,889 shares 12/31/24	(10,768)	(10,985)
Retained earnings	240,079	235,854
Accumulated other comprehensive loss	(20,117)	(25,223)
Total stockholders' equity	344,601	335,211
Total Liabilities and Stockholders' Equity	$3,388,786	$3,364,723

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2024, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2025	March 31, 2024
Interest Income
Loans, including fees	$37,072	$35,200
Debt securities:
U.S. Treasury and government agencies	2,097	1,045
Municipalities	382	394
Dividends	338	333
Federal funds sold	-	7
Other	1,113	1,675
Total interest income	41,002	38,654
Interest Expense
Deposits	13,988	15,279
Federal funds purchased and securities sold under agreements to repurchase	271	284
Borrowed funds	2,550	2,689
Subordinated notes	284	284
Total interest expense	17,093	18,536
Net Interest Income - Before Provision for Credit Losses	23,909	20,118
Provision for (Recovery of) Credit Losses - Loans	811	(289)
Recovery of Credit Losses - Off Balance Sheet Credit Exposures	(260)	(266)
Net Interest Income - After Provision for Credit Losses	23,358	20,673
Noninterest Income
Customer service fees	381	598
Other service charges and fees	1,124	1,057
Interchange income	1,421	1,429
Loan servicing income	762	539
Net gain on sale of loans	284	107
Increase in cash surrender value of bank owned life insurance	244	216
Loss on sale of other assets owned	(54)	-
Total noninterest income	4,162	3,946
Noninterest Expense
Salaries and wages	7,878	7,846
Employee benefits	2,404	2,171
Net occupancy expense	1,199	1,027
Furniture and equipment	1,278	1,353
Data processing	557	500
Franchise taxes	397	555
ATM expense	491	473
Advertising	503	530
FDIC assessment	465	580
Servicing rights amortization - net	127	168
Loan expense	228	229
Consulting fees	745	186
Professional fees	559	445
Intangible asset amortization	445	445
Other general and administrative	1,484	1,333
Total noninterest expense	18,760	17,841

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2025	March 31, 2024
Income Before Income Taxes	8,760	6,778
Income Taxes	1,808	1,419
Net Income	$6,952	$5,359
Basic Earnings Per Share	$0.51	$0.39
Diluted Earnings Per Share	$0.51	$0.39
Dividends Declared	$0.22125	$0.22

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024
Net Income	$6,952	$5,359
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	6,464	(1,995)
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-
Net unrealized gain (loss) on available-for-sale securities	6,464	(1,995)
Tax expense (benefit)	1,358	(418)
Other comprehensive income (loss)	5,106	(1,577)
Comprehensive Income	$12,058	$3,782

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2025

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2025	13,699,536	$135,565	$(10,985)	$235,854	$(25,223)	$335,211
Net income	-	-	-	6,952	-	6,952
Other comprehensive income	-	-	-	-	5,106	5,106
Purchase of treasury stock	(981)	-	(23)	-	-	(23)
Issuance of 20,731 shares of restricted stock (Net of forfeitures - 950)	19,781	(510)	240	270	-	-
Stock-based compensation expense	-	352	-	-	-	352
Cash dividends declared - $0.22125 per share	-	-	-	(2,997)	-	(2,997)
Balance - March 31, 2025	13,718,336	$135,407	$(10,768)	$240,079	$(20,117)	$344,601

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income	$6,952	$5,359
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	986	990
Amortization of premiums on available-for-sale securities, net	93	321
Capitalized additions to servicing rights	(276)	(75)
Servicing rights amortization and impairment	127	168
Amortization of core deposit intangible	414	414
Amortization of customer list intangible	31	31
Net accretion of fair value adjustments	(590)	(681)
Amortization of subordinated note issuance costs	28	29
Stock-based compensation expense	352	434
Provision for (recovery of) credit losses - loans	811	(289)
Recovery of credit losses - off balance sheet credit exposures	(260)	(266)
Gain on sale of loans held for sale	(284)	(107)
Originations of loans held for sale	(12,958)	(7,559)
Proceeds from sale of loans held for sale	13,907	6,832
(Gain) loss on derivatives	(8)	14
Loss on sale of other assets owned	54	-
Increase in cash surrender value of bank owned life insurance	(244)	(216)
Change in other assets and other liabilities, net	1,874	(3,916)
Net cash provided by operating activities	11,009	1,483
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	8,175	3,909
Purchases	(13,816)	(316)
Activity in other securities, at cost:
Purchases	(472)	(535)
Proceeds from redemption of FHLB stock	810	548
Change in interest-bearing time deposits	490	5
Additions to premises and equipment	(386)	(219)
Net (increase) decrease on loan originations and principal collections	(19,079)	38,960
Net cash (used in) provided by investing activities	(24,278)	42,352
Cash Flows from Financing Activities
Net change in deposits	13,519	13,919
Net change in federal funds purchased and securities sold under agreements to repurchase	40	-
Repayment of FHLB advances	(585)	(9,105)
Purchase of treasury stock	(23)	(94)
Cash dividends paid on common stock	(2,996)	(2,974)
Net cash provided by financing activities	9,955	1,746
Net (Decrease) Increase in Cash and Cash Equivalents	(3,314)	45,581
Cash and Cash Equivalents - Beginning of year	176,351	142,201
Cash and Cash Equivalents - End of period	$173,037	$187,782

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental Information
Supplemental cash flow information:
Interest paid	$17,567	$18,554
Income taxes paid	2,210	-
Supplemental noncash disclosures:
Cash dividends declared not paid	2,997	2,975

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that are expected for the year ended December 31, 2025. The condensed consolidated balance sheet of the Company as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in accretable yield, or income expected to be collected, are as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning Balance	$335	$566
Additions	-	-
Accretion	(58)	(58)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$277	$508

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning Balance	$1,453	$2,795
Additions	-	-
Accretion	(336)	(335)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$1,117	$2,460

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning Balance	$107	$294
Additions	-	-
Accretion	(40)	(44)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$67	$250

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning Balance	$-	$363
Additions	-	-
Accretion	-	(109)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$-	$254

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

The amortization expense of the core deposit intangible for the three months ended March 31, 2024 was $414 thousand. Of the approximately $1.7 million to be expensed in 2025, $414 thousand has been expensed for the three months ended March 31, 2025. Annual amortization of core deposit intangible assets is as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Geneva	Ossian	Perpetual	Peoples	Total
2025	$560	$140	$95	$861	$1,656
2026	-	140	95	861	1,096
2027	-	140	95	861	1,096
2028	-	47	73	861	981
2029	-	-	-	646	646
	$560	$467	$358	$4,090	5,475

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

The amortization expense of the customer list intangible for the three months ended March 31, 2024 was $31 thousand. Of the $123 thousand to be expensed in 2025, $31 thousand has been expensed for the three months ended March 31, 2025. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2025	$123
2026	123
2027	48
$294

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2025 and December 31, 2024, are as follows:

	(In Thousands)
	March 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$111,090	$28	$(4,235)	$106,883
U.S. Government agencies	145,369	23	(7,687)	137,705
Mortgage-backed securities	140,934	186	(10,242)	130,878
State and local governments	66,639	32	(3,569)	63,102
Total available-for-sale securities	$464,032	$269	$(25,733)	$438,568

	(In Thousands)
	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$111,397	$17	$(5,415)	$105,999
U.S. Government agencies	144,660	-	(9,494)	135,166
Mortgage-backed securities	133,268	17	(12,654)	120,631
State and local governments	69,159	28	(4,427)	64,760
Total available-for-sale securities	$458,484	$62	$(31,990)	$426,556

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2025
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(179)	$35,601	$(4,056)	$62,680	$(4,235)	$98,281
U.S. Government agencies	-	-	(7,687)	131,113	(7,687)	131,113
Mortgage-backed securities	(147)	31,890	(10,095)	66,396	(10,242)	98,286
State and local governments	(99)	6,316	(3,470)	53,201	(3,569)	59,517
Total available-for-sale securities	$(425)	$73,807	$(25,308)	$313,390	$(25,733)	$387,197

	(In Thousands)
	December 31, 2024
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(467)	$31,533	$(4,948)	$62,151	$(5,415)	$93,684
U.S. Government agencies	-	-	(9,494)	131,335	(9,494)	131,335
Mortgage-backed securities	(668)	51,236	(11,986)	66,877	(12,654)	118,113
State and local governments	(224)	8,631	(4,203)	53,091	(4,427)	61,722
Total available-for-sale securities	$(1,359)	$91,400	$(30,631)	$313,454	$(31,990)	$404,854

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

There were no gross realized gains or losses for the three months ended March 31, 2025 and March 31, 2024.

Net realized gains (losses) on sales and related tax expense (benefit) is a reclassification out of accumulated other comprehensive income (loss). The net realized gains (losses) are included in net gain (loss) on sale of available-for-sale securities and the related tax expense (benefit) is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$61,107	$60,144
After one year through five years	244,691	231,222
After five years through ten years	16,791	15,829
After ten years	509	495
Total	$323,098	$307,690
Mortgage-backed securities	140,934	130,878
Total	$464,032	$438,568

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Investments with a carrying value of $242.1 million and $221.9 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $29.8 million and $29.9 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at March 31, 2025 and December 31, 2024, respectively.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $14.1 million as of March 31, 2025 and $14.4 million as of December 31, 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of March 31, 2025 and December 31, 2024 are summarized below:

	(In Thousands)
Loans:	March 31, 2025	December 31, 2024
Consumer Real Estate	$523,383	$520,114
Agricultural Real Estate	215,898	216,401
Agricultural	153,607	152,080
Commercial Real Estate	1,325,698	1,310,811
Commercial and Industrial	278,254	275,152
Consumer	60,115	63,009
Other	24,985	24,978
	2,581,940	2,562,545
Less: Net deferred loan fees and costs	(1,748)	(1,750)
	2,580,192	2,560,795
Less: Allowance for credit losses	(26,352)	(25,826)
Plus: Basis adjustment related to fair value hedges	1,712	1,074
Loans - Net	$2,555,552	$2,536,043

Other loans primarily fund public improvements in the Bank’s service area.

The break out of fixed rate loans and variable rate loans by portfolio segment is as follows as of March 31, 2025 and December 31, 2024:

	(In Thousands)
	March 31, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$291,720	$231,663	$305,062	$215,052
Agricultural Real Estate	113,451	102,447	118,808	97,593
Agricultural	50,487	103,120	54,099	97,981
Commercial Real Estate	890,046	435,652	934,197	376,614
Commercial and Industrial	123,414	154,840	148,542	126,610
Consumer	60,084	31	62,977	32
Other	15,427	9,558	15,270	9,708

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

As of March 31, 2025 and December 31, 2024 one to four family residential mortgage loans amounting to $188.1 million and $190.1 million, respectively, and HELOC loans amounting to $12.0 million and $11.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank "FHLB". The Bank has also pledged eligible commercial real estate loans of $333.2 million and $369.5 million as of March 31, 2025 and December 31, 2024, respectively, to the FHLB. During the second quarter of 2024, the Bank began pledging eligible multi-family real estate loans to the FHLB which amounted to $49.0 million and $47.7 million as of March 31, 2025 and December 31, 2024, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging at amortized cost in past due loans by portfolio segment as of March 31, 2025 and December 31, 2024:

	(In Thousands)
March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,530	$46	$1,293	$3,869	$519,835	$523,704
Agricultural Real Estate	79	-	125	204	215,452	215,656
Agricultural	1,436	-	79	1,515	152,406	153,921
Commercial Real Estate	-	-	500	500	1,322,762	1,323,262
Commercial and Industrial	49	-	28	77	277,866	277,943
Consumer	178	6	33	217	60,504	60,721
Other	-	-	-	-	24,985	24,985
Total	$4,272	$52	$2,058	$6,382	$2,573,810	$2,580,192

	(In Thousands)
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,533	$547	$559	$3,639	$516,753	$520,392
Agricultural Real Estate	651	-	-	651	215,486	216,137
Agricultural	44	-	79	123	152,258	152,381
Commercial Real Estate	54	141	360	555	1,307,906	1,308,461
Commercial and Industrial	122	5	57	184	274,635	274,819
Consumer	365	19	62	446	63,181	63,627
Other	-	-	-	-	24,978	24,978
Total	$3,769	$712	$1,117	$5,598	$2,555,197	$2,560,795

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by portfolio segment as of March 31, 2025 and as of December 31, 2024:

	(In Thousands)
	March 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$2,561	$3,289	$-
Agricultural Real Estate	463	463	-
Agricultural	90	90	-
Commercial Real Estate	552	552	-
Commercial & Industrial	28	28	-
Consumer	70	70	-
Total	$3,764	$4,492	$-

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

The Company recognized interest income of $20 thousand for the three months ended March 31, 2025 on nonaccrual loans. The Company recognized interest income of $24 thousand and $93 thousand on nonaccrual loans for the three and twelve months ending December 31, 2024.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.

Following are the characteristics and underwriting criteria for each portfolio segment of loan the Bank offers:

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans at amortized cost, by portfolio segment and year of origination, based on the most recent analysis performed as of March 31, 2025 and December 31, 2024:

	(In Thousands)
	March 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$15,212	$38,267	$59,741	$77,759	$88,204	$175,384	$454,567	$64,194	$305	$519,066
Special Mention (5)	-	-	-	36	135	117	288	19	-	307
Substandard (6)	-	143	233	523	1,280	1,903	4,082	234	15	4,331
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$15,212	$38,410	$59,974	$78,318	$89,619	$177,404	$458,937	$64,447	$320	$523,704
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$6,366	$22,431	$26,912	$33,661	$22,633	$97,422	$209,425	$88	$-	$209,513
Special Mention (5)	-	-	-	-	-	12	12	-	-	12
Substandard (6)	-	5,669	-	371	-	91	6,131	-	-	6,131
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$6,366	$28,100	$26,912	$34,032	$22,633	$97,525	$215,568	$88	$-	$215,656
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$9,944	$12,389	$9,423	$11,856	$4,985	$6,327	$54,924	$94,013	$-	$148,937
Special Mention (5)	-	-	-	373	6	-	379	3,116	-	3,495
Substandard (6)	-	-	18	-	-	-	18	1,471	-	1,489
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$9,944	$12,389	$9,441	$12,229	$4,991	$6,327	$55,321	$98,600	$-	$153,921
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	March 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$52,969	$145,421	$204,446	$404,021	$214,795	$249,291	$1,270,943	$-	$-	$1,270,943
Special Mention (5)	1,356	-	-	12,514	313	1,944	16,127	-	-	16,127
Substandard (6)	-	52	34,079	1,347	-	714	36,192	-	-	36,192
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$54,325	$145,473	$238,525	$417,882	$215,108	$251,949	$1,323,262	$-	$-	$1,323,262
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$9,415	$28,287	$46,818	$35,844	$13,786	$10,925	$145,075	$127,302	$78	$272,455
Special Mention (5)	-	-	127	-	182	386	695	480	-	1,175
Substandard (6)	-	38	327	-	37	28	430	3,883	-	4,313
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$9,415	$28,325	$47,272	$35,844	$14,005	$11,339	$146,200	$131,665	$78	$277,943
Gross charge-offs YTD	$-	$-	$-	$25	$-	$-	$25	$-	$-	$25

Other
Risk Rating
Pass (1-4)	$600	$-	$-	$-	$15,666	$8,719	$24,985	$-	$-	$24,985
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$600	$-	$-	$-	$15,666	$8,719	$24,985	$-	$-	$24,985
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$40,257	$64,316	$79,503	$89,800	$74,996	$106,007	$454,879	$61,097	$237	$516,213
Special Mention (5)	-	-	37	551	-	119	707	19	-	726
Substandard (6)	143	239	529	786	465	1,040	3,202	236	15	3,453
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$40,400	$64,555	$80,069	$91,137	$75,461	$107,166	$458,788	$61,352	$252	$520,392
Gross charge-offs YTD	$-	$-	$-	$-	$-	$13	$13	$-	$-	$13

Agricultural Real Estate
Risk Rating
Pass (1-4)	$23,817	$28,088	$34,469	$22,983	$23,639	$76,964	$209,960	$92	$-	$210,052
Special Mention (5)	-	-	-	-	-	13	13	-	-	13
Substandard (6)	5,696	-	371	-	-	5	6,072	-	-	6,072
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$29,513	$28,088	$34,840	$22,983	$23,639	$76,982	$216,045	$92	$-	$216,137
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$14,915	$10,500	$14,381	$5,616	$3,204	$3,911	$52,527	$98,283	$-	$150,810
Special Mention (5)	-	13	-	8	-	-	21	30	-	51
Substandard (6)	-	21	-	-	29	-	50	1,470	-	1,520
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$14,915	$10,534	$14,381	$5,624	$3,233	$3,911	$52,598	$99,783	$-	$152,381
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$128,608	$200,192	$413,106	$218,309	$110,435	$188,239	$1,258,889	$-	$-	$1,258,889
Special Mention (5)	-	-	12,590	-	1,352	753	14,695	-	-	14,695
Substandard (6)	-	34,299	-	-	-	578	34,877	-	-	34,877
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$128,608	$234,491	$425,696	$218,309	$111,787	$189,570	$1,308,461	$-	$-	$1,308,461
Gross charge-offs YTD	$-	$-	$-	$-	$-	$15	$15	$-	$-	$15

Commercial & Industrial
Risk Rating
Pass (1-4)	$31,933	$54,581	$39,665	$15,047	$13,480	$1,294	$156,000	$113,446	$222	$269,668
Special Mention (5)	-	137	-	188	26	416	767	459	-	1,226
Substandard (6)	39	348	29	-	-	28	444	3,481	-	3,925
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$31,972	$55,066	$39,694	$15,235	$13,506	$1,738	$157,211	$117,386	$222	$274,819
Gross charge-offs YTD	$-	$-	$-	$-	$101	$-	$101	$-	$5	$106

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance and assigned risk grading as of March 31, 2025 and December 31, 2024 by year of origination.

	(In Thousands)
	March 31, 2025
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$5,760	$11,803	$12,036	$23,711	$4,923	$2,184	$60,417	$234	$60,651
Nonperforming	-	23	2	30	12	3	70	-	70
Total Consumer	$5,760	$11,826	$12,038	$23,741	$4,935	$2,187	$60,487	$234	$60,721
Gross charge-offs YTD	$40	$43	$19	$162	$46	$-	$310	$-	$310

	(In Thousands)
	December 31, 2024
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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by collateral as of March 31, 2025 and December 31, 2024:

(In Thousands)
March 31, 2025
Collateral
Dependent Loans
Consumer Real Estate	$3,123
Agricultural Real Estate	371
Agricultural	50
Commercial Real Estate	500
Commercial & Industrial	28
Consumer	41
Total	$4,113

(In Thousands)
December 31, 2024
Collateral
Dependent Loans
Consumer Real Estate	$2,384
Agricultural Real Estate	125
Agricultural	50
Commercial Real Estate	360
Commercial & Industrial	28
Consumer	41
Total	$2,988

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three months ended March 31, 2025, there were no new loan modifications to borrowers experiencing financial difficulty.

During the three months ended March 31, 2024, no new loans were considered a modification to a borrower experiencing financial difficulty. One modified loan previous to 2024 paid off during the first quarter of 2024.

For the three months ended March 31, 2025 and 2024, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

The Bank periodically evaluates collateral asset values for collateral dependent loans to determine fair value and to measure any anticipated shortfall. Maximum time of re-evaluation was every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations were obtained. Until such time that updated appraisals were received, the Bank may have discounted the collateral value used.

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

As of March 31, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $1.9 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $1.3 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2024. As of March 31, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $270 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Company accounts for the allowance for credit losses in accordance with Accounting Standards Update ("ASU") No. 2016-13 - "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and uses the current expected credit losses accounting standard. As a result, the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and unfunded commitments in the amount of $4.5 million, or $3.4 million, net of tax.

The allowance for credit losses (ACL) has a direct impact on the provision expense. An increase in the ACL is funded through recoveries and provision expense.

The Company segregates its allowance into two reserves: The ACL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Current Expected Credit Losses (CECL).

The allowance does not include an accretable yield of $1.5 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three months ended March 31, 2025 and March 31, 2024 in addition to the activity within the ACL for each portfolio segment and ending balances as of and for the year ended December 31, 2024:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended March 31, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	139	(124)	12	344	215	219	6	811
Charge-offs	-	-	-	-	(25)	(310)	-	(335)
Recoveries	1	-	9	3	6	31	-	50
Ending Balance	$3,683	$771	$306	$16,907	$3,165	$952	$568	$26,352

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended March 31, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$1,766	$1,302	$327	$25,024
Provision for (recovery of) credit losses - loans	(290)	859	41	(1,450)	517	(123)	157	(289)
Charge-offs	(10)	-	-	-	(101)	(81)	-	(192)
Recoveries	4	-	-	3	66	64	-	137
Ending Balance	$3,285	$1,171	$377	$15,953	$2,248	$1,162	$484	$24,680

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Year Ended December 31, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$1,766	$1,302	$327	$25,024
Provision for (recovery of) credit losses - loans	(31)	583	(52)	(834)	1,176	(133)	235	944
Charge-offs	(13)	-	-	(15)	(106)	(346)	-	(480)
Recoveries	6	-	1	9	133	189	-	338
Ending Balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity in the AULC for the three months ended March 31, 2025 and March 31, 2024 in addition to the activity in the AULC and ending balances as of and for the year ended December 31, 2024:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,541
Recovery of credit losses - off balance sheet credit exposures	(260)
Charge-offs	-
Recoveries	-
Ending Balance	$1,281

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Recovery of credit losses - off balance sheet credit exposures	(266)
Charge-offs	-
Recoveries	-
Ending Balance	$1,946

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Year Ended December 31, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Recovery of credit losses-off balance sheet credit exposures	(671)
Charge-offs	-
Recoveries	-
Ending Balance	$1,541

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $362.6, $363.6 and $364.3 million at March 31, 2025 and 2024 and at December 31, 2024, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $145.3, $132.9 and $141.9 million at March 31, 2025 and 2024 and at December 31, 2024, respectively.

The balance of capitalized servicing rights included in assets at March 31, 2025 and 2024 and at December 31, 2024 for 1-4 family real estate loans, was $3.5, $3.4 and $3.5 million, respectively. Agricultural real estate loan servicing rights, established in 2023, were $2.3, $2.1 and $2.2 million at March 31, 2025 and 2024 and at December 31, 2024, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of March 31, 2025 and 2024 was $5.0 million and $5.5 million, respectively, and at December 31, 2024 was $4.8 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.6 million and $2.1 million as of March 31, 2025 and 2024, respectively, and was $2.7 million at December 31, 2024. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 7.8% and 5.4% were utilized at March 31, 2025 and 2024, respectively, and 8.1% at December 31, 2024. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 0.259% and 0.596% for fixed rate agricultural real estate loans at March 31, 2025 and 2024, respectively, compared to 0.184% at December 31, 2024. At March 31, 2025, two 1-4 family real estate strata, which included 80 of the total 3,656 loans, were slightly below the carrying value using a discount yield of 5.77% which resulted in the need to establish a $2 thousand valuation allowance. At March 31, 2025, the carrying value of eleven agricultural real estate strata, which included 34 of the total 636 loans, using an approximate discount rate of 8.54% were lower than fair value requiring a $46 thousand valuation allowance to be established.

	(In Thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning Balance	$5,753	$5,655
Capitalized Additions	276	75
Amortization	(176)	(168)
Ending Balance, March 31,	5,853	5,562
Valuation Allowance	(48)	(7)
Servicing Rights net, March 31,	$5,805	$5,555

NOTE 6 EARNINGS PER SHARE

Basic earnings per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Application of the two-class method for participating securities results in a more dilutive basic earnings per share as the participating securities are allocated the same amount of income as if they are outstanding for purposes of basic earnings per share. There is no additional potential dilution in calculating diluted earnings per share, therefore basic and diluted earnings per share are the same amounts. Other than the restricted stock plan, the Company has no other employee stock-based compensation plans.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing in June of 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

closing price. On June 6, 2024, twelve directors each received $15,007 which equated to 716 shares and one director received $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth approximately $1,730. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

Any stock awards to senior management are made in March with other officers receiving any awards in August. On March 1, 2025, senior management received stock awards of 19,767 shares worth $508,012. On March 1, 2024, senior management received stock awards of 23,369 shares worth $472,054 while other officers received stock awards of 36,800 shares worth $979,616 during third quarter 2024.

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per share
Net income	$6,952	$5,359
Less: distributed earnings allocated to participating securities	(39)	(35)
Less: undistributed earnings allocated to participating securities	(44)	(26)
Net earnings available to common shareholders	$6,869	$5,298

Weighted average common shares outstanding including participating securities	13,706,003	13,671,166
Less: average unvested restricted shares	(164,156)	(156,506)
Weighted average common shares outstanding	13,541,847	13,514,660
Basic and diluted earnings per share	$0.51	$0.39

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

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2025 and December 31, 2024.

	(In Thousands)
	March 31, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$243,278	$1,712	$249,127	$1,075

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at March 31, 2025 and December 31, 2024, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	2.3	$(1,605)	USD-SOFR-OIS	4.47%
Total swap portfolio at March 31, 2025	$100,000	2.3	$(1,605)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2024	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at both March 31, 2025 and December 31, 2024. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at March 31, 2025 and December 31, 2024.

	(In Thousands)
	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(1,605)	$100,000	$(976)
Total contracts	$100,000	$(1,605)	$100,000	$(976)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three month period ended March 31, 2025 and March 31, 2024.

	(In Thousands)
	Three Months Ended
Line Item in the Consolidated Statements of Income	March 31, 2025	March 31, 2024
Interest Income
Loans, including fees	$(24)	$(14)
Other	25	211
Total interest income	$1	$197

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

At March 31, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.5 million and $3.6 million, respectively. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified housing projects totaled $574 and $880 thousand at March 31, 2025 and December 31, 2024, respectively. These balances are reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The funded balance in qualified affordable housing projects was $3.4 million and $3.1 million at March 31, 2025 and December 31, 2024, respectively, out of a total of $4.0 million committed.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2025 or 2024.

The following tables present the Company's investments in qualified affordable housing projects as of March 31, 2025 and December 31, 2024 along with the related expenses and tax credits recognized as of March 31, 2025 and March 31, 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	March 31, 2025	December 31, 2024
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(574)	(880)
Net funded low-income-housing tax credit investments	$3,426	$3,120

	(In Thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024
Amortization expense	$112	$110

Tax credits recognized	112	108

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

Interest rate swaps classified as Level 2 are valued using the prices obtained from an independent pricing service and not adjusted. The fair value of interest rate swaps with a positive fair value are reported as assets while interest rate swaps with a negative fair value are reported as liabilities.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The Bank holds three local municipals that the Bank evaluates based on the credit strength of the underlying project. The fair value is determined by valuing similar credit payment streams at similar rates.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$106,883	$-	$-
U.S. Government agencies	30,703	107,002	-
Mortgage-backed securities	152	130,726	-
State and local governments	-	61,642	1,460
Total Securities Available-for-Sale	$137,738	$299,370	$1,460
Interest rate swap liabilities	$-	$(1,605)	$-

	(In Thousands)
December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$105,999	$-	$-
U.S. Government agencies	20,035	115,131	-
Mortgage-backed securities	-	120,631	-
State and local governments	-	63,133	1,627
Total Securities Available-for-Sale	$126,034	$298,895	$1,627
Interest rate swaps liabilities	$-	$(976)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three month periods ended March 31, 2025 and March 31, 2024.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2025	$353	$1,274	$1,627

Change in Fair Value	1	2	3

Payments, Maturities & Calls	(170)	-	(170)

Balance at March 31, 2025	$184	$1,276	$1,460

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2025 and December 31, 2024, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2025 and December 31, 2024, fair value of collateral dependent loans categorized as Level 3 was $4.1 million and $3.0 million, respectively. The specific allocation for collateral dependent loans was $159 thousand as of March 31, 2025 and $52 thousand as of December 31, 2024. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2025 and 2024, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $48 thousand ($2 thousand on 1-4 family real estate loans and $46 thousand on agricultural real estate loans) at March 31, 2025 compared to $97 thousand ($2 thousand on 1-4 family real estate loans and $95 thousand on agricultural real estate loans) at December 31, 2024.

The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2025
	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,113	$-	$-	$4,113
Loan servicing rights	(6)	-	-	(6)

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,988	$-	$-	$2,988
Loan servicing rights	(4)	-	-	(4)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2025	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,460	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.42-4.26% (4.15%)

Collateral dependent loans	4,113	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (26.64%)

Loan servicing rights	(6)	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	9.80-550.0% (114.89%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2024	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,627	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	-3.61-4.52% (4.33%)

Collateral dependent loans	2,988	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (20.78%)

Loan servicing rights	(4)	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	9.36-618.70% (107.90%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2025 and December 31, 2024 are reflected below. The aggregate fair values in the table below do not represent the total fair value of the Bank’s assets and liabilities. The table excludes the following: available-for-sale securities, premises and equipment, derivatives (which are included in other assets or other liabilities), goodwill, loan servicing rights, bank owned life insurance, other assets, dividends payable, accrued expenses and other liabilities.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	March 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$173,037	$173,037	$173,037	$-	$-
Interest-bearing time deposits	1,992	2,000	-	2,000	-
Other securities	14,062	14,062	-	-	14,062
Loans held for sale	2,331	2,331	-	-	2,331
Loans, net	2,555,552	2,512,106	-	-	2,512,106
Interest receivable	13,002	13,002	-	-	13,002

Financial Liabilities:
Non-interest bearing deposits	$502,318	$502,318	$502,318	$-	$-
Interest bearing deposits	1,571,516	1,571,919	-	-	1,571,919
Time deposits	626,450	624,340	-	-	624,340
Total Deposits	2,700,284	2,698,577	502,318	-	2,196,259

Federal funds purchased and securities sold under agreement to repurchase	27,258	27,258	-	-	27,258
Federal Home Loan Bank advances	245,474	245,352	-	-	245,352
Subordinated notes, net of unamortized issuance costs	34,846	32,693	-	32,693	-
Interest payable	6,142	6,142	-	-	6,142

	(In Thousands)
	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$176,351	$176,351	$176,351	$-	$-
Interest-bearing time deposits	2,482	2,472	-	2,472	-
Other securities	14,400	14,400	-	-	14,400
Loans held for sale	2,996	2,996	-	-	2,996
Loans, net	2,536,043	2,485,297	-	-	2,485,297
Interest receivable	12,657	12,657	-	-	12,657

Financial Liabilities:
Non-interest bearing deposits	$516,904	$516,904	$516,904	$-	$-
Interest bearing deposits	1,522,280	1,521,097	-	-	1,521,097
Time deposits	647,581	644,849	-	-	644,849
Total Deposits	2,686,765	2,682,850	516,904	-	2,165,946

Federal funds purchased and securities sold under agreement to repurchase	27,218	27,218	-	-	27,218
Federal Home Loan Bank advances	246,056	245,373	-	-	245,373
Subordinated notes, net of unamortized issuance costs	34,818	31,983	-	31,983	-
Interest payable	6,618	6,618	-	-	6,618

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at March 31, 2025 or at December 31, 2024. Securities sold under agreement to repurchase were as follows at March 31, 2025 and December 31, 2024.

	(In Thousands)
	March 31, 2025
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$40	$-	$-	$27,218	$27,258
Total	$40	$-	$-	$27,218	$27,258

	(In Thousands)
	December 31, 2024
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$27,218	$27,218
Total	$-	$-	$-	$27,218	$27,218

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

	March 31, 2025		December 31, 2024
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(154)	$35,000	$(182)

NOTE 12 - SEGMENT REPORTING

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

The accounting policies of the commercial banking segment are the same as those described in management's discussion and analysis of the financial condition and results of operations of the Company. The CODM assess performance for the commercial banking segment and decide how to allocate resources based on net income which is also reported on the Consolidated Statements of Income as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The CODM use net income to evaluate income generated from segment assets (return on average total assets) in deciding whether to reinvest profits into the commercial banking segment or to pay dividends or fund acquisitions. Net income is also used by the CODM to monitor budget versus actual results. Net income as well as other common company-wide financial performance and credit quality metrics such as return on average assets, return on average equity, earnings per common share, net interest margin, and nonaccrual loans to total loans, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. Loans, investments and deposits provide revenue in the banking operation. Interest expense, provisions for credit losses, salaries, wages and associated employee benefits, and data processing are the significant expenses in the banking operation.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period (1) the Company disclose the amounts of (a) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed. (2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (4) Disclose the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The largest improvement in profitability of the first quarter 2025 as compared to both last quarter and the same quarter last year is in the Company’s net interest income generated from the highest net interest margin since 4th quarter 2022. Net interest income for first quarter 2025 is up $3.8 million over the same quarter last year and $1.1 million over last quarter. This represents a solid base from which to continue improvement for the remainder of 2025 as we expect loan repricing and continued growth in low-cost core deposits to increase the margin going forward. The improvement compared to last quarter was driven by a 25-basis point reduction in the cost of funding. The reduction was larger by another 5 basis points, or a 30-basis point reduction in the cost of funding comparing to the first quarter 2024. The difference in the net interest margin of 3.03% for first quarter 2025 as compared to first quarter 2024’s 2.60% is also attributed to a 19-basis point improvement in the asset yield.

There were two primary reasons behind the decrease in the cost of funds for the quarter, the first being the lower repricing of higher cost certificate of deposits (CDs), combined with a balance sheet shift or reduction in CD balances. The second primary reason was a reduction in interest expense due to rate changes in the savings bucket which includes interest bearing checking, money market accounts and savings accounts. The Company experienced a full quarter of the advantage of interest rate cuts implemented due to the Federal Reserve dropping rates over the last four months of 2024.

Higher credit cost in the first quarter 2025 had the opposite impact on profitability and was due to higher net charge-offs from consumer loans coupled with provision related expense from loan growth during the quarter. Provision for credit losses was $811 thousand for the quarter compared to $944 thousand for all of 2024. First quarter 2024 was in a recovery position for the quarter of $289 thousand while fourth quarter 2024 had a provision of $346 thousand.

F&M Commercial Banking Division saw loan demand grow in late 2024 and continue into first quarter 2025. Lending rates and terms remained consistent from fourth quarter 2024 into first quarter 2025. Commercial clients’ primary concerns so far in 2025 remain inflation and any impact on potential tariffs to their business. Credit quality of the commercial portfolio remains strong and first quarter collateral values and auction values are still holding consistent with previous quarters. Past dues and delinquencies remained low for the F&M portfolio, but the team continues to monitor the portfolio closely for the impact from inflationary pressures, input costs and margin compression on the portfolio. Borrowers have plenty availability on lines of credit overall.

As we review the results of our farm and agribusiness clients from 2024, the performance of our customer base was steady. Yields were average with declined commodity prices making net income less than prior years. Marketing and crop insurance coverage was and will continue to be important. Most of our customer base's financial position was sound as we enter a period where they anticipate they may have declining net income. Our anticipation is 2025 will be similar to 2024. We have communicated regularly with our clients potentially affected by the bird flu outbreak and have developed options for individual clients. To date, this portion of our portfolio continues to perform as agreed. Our agribusiness clientele continue to perform well, but declined farm income will potentially affect certain sectors. Global political pressures continue to be monitored. The performance of our agricultural portfolio continues to be monitored but continues to perform well.

Home loan activity has improved slightly in all areas, including with respect to both purchases and refinances, and with respect to loans both held in-house by the Bank and also those sold into the secondary market. The biggest product remains home equity lines as existing borrowers do not want to refinance the lower fixed mortgage rates from previous years. A 300+ basis point difference remains in current fixed rates compared to the lows of the early 2020s. The Bank participated in the “Welcome Home” program offered through the Federal Home Loan Bank of Cincinnati ("FHLB"). This program assists with grants for down payments. The funds are open to all members of FHLB and capped by overall funds available. The funds were depleted in a matter of hours so the Bank is pleased to have received approval for some of our customers. Inventory in our market areas has improved in the midrange values.

Consumer loans increased towards the end of the first quarter, primarily with respect to direct and indirect automobile loans. Consumer interest in used cars increased along with prices recently over concerns related to the potential impact of tariffs. Our activity is and has been more in the used car market than in brand new.

Overall, asset quality metrics are still favorable. However, while it remains too early to tell the overall impact of pending tariffs, we’re expecting past dues and non-accruals to increase throughout the year. Our credit department continues to monitor all areas and complete stress testing to better prepare our responsiveness to market events.

Noninterest income went over the $4 million mark for the quarter without any single line item increasing significantly, all under $150 thousand. Treasury services and interchange revenue from increased debit card usage are primarily credited for the improvement.

Noninterest expense was higher in first quarter 2025 by $919 thousand as compared to same quarter 2024 and almost $2.7 million higher than fourth quarter 2024. Looking at the difference between the first quarter comparisons, increased employee benefits, specifically group medical insurance was up $192 thousand in 2025 along with payroll taxes increasing by $64 thousand. The largest increase was in consulting services, which increased by $559 thousand. Much of the expense was related to the use of a consultant to negotiate our core processor services. While the base contract negotiation is complete, the consultant will continue to be used as we explore additional ancillary products to the core banking system. The benefits of using the consultant have far outweighed the cost and will continue to be realized after our consultant services have ended. In comparing first quarter 2025 to fourth quarter 2024, almost $1.5 million of the increase is attributable to salary, benefits and occupancy expenses. Another $900 thousand in the difference is due to data processing and consulting expenses. Fourth quarter 2024 included a much higher usage of flex credits that were provided in the renegotiation of which some may be used on a wider range of services than others that are product specific. Smaller levels of flex credit will be realized going forward along with lower consulting fee levels throughout 2025.

The Company is encouraged by the higher-than-expected improvement in the net interest margin in the first quarter of 2025. Overall net income, which was $1.6 million higher than first quarter 2024, sets the stage for a more profitable 2025. As with every year, challenges will present opportunities and the Bank has additional projects in the works to improve revenue while keeping an eye on costs. The Company remains well-capitalized with sound liquidity levels and strong asset quality; the future appears bright.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (the “Company”) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiary is The Farmers & Merchants State Bank (the “Bank”), a local independent community bank that has been primarily serving Northwest Ohio, Northeast Indiana and Southeast Michigan since 1897. The Bank includes F&M Insurance Agency, LLC, a subsidiary offering insurance products, which was formed in November of 2023. We report our financial condition and net income on a consolidated basis and we have only one segment.

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

At March 31, 2025, we had 482 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

RECENT REGULATORY DEVELOPMENTS

The Company and the Bank remain attentive to the current regulatory environment in light of the regulatory agencies’ risk-based approach to examinations and the change in presidential administration. Regulatory changes and the complexity of new and amended rules have resulted in challenges and uncertainties which could pose an increased risk of noncompliance. Various significant mortgage rules require monitoring by means of testing, validation of results, additional training, and further research or consultation to ensure ongoing compliance.

Under the Truth in Lending Act (TILA) Ability to Repay requirements, the Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance. New final rules, effective October 2022, amended the Ability to Repay/Qualified Mortgage Rules. The General QM Final Rule amended the definition of the QM category to offset the impact of the sunsetting of the temporary Government Sponsored Enterprise (GSE) QMs. The General QM loan definition amended and removed the 43% debt-to-income limit, eliminated Appendix Q underwriting standards and any requirement to use them as a qualification for General QM status, and instead implemented price-based thresholds. For General QM status, applicable to first-lien mortgage loans offered by the Bank, a loan must still observe existing product features, underwriting requirements, and limits on points and fees. Since the Bank, on occasion, does make Non-Qualified Mortgages, approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans are periodically reported to the Bank’s Loan Committee.

On March 30, 2023, the Consumer Financial Protection Bureau (CFPB) issued final rules which amended Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions were required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses were defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data collection involved demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and an LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race, and sex. Applicants could refuse to provide demographic information. Implementation of these final rules would involve significant changes to processes and procedures along with new software configurations to accommodate and capture required data points regarding applications and final action taken. Data would be reported to the CFPB which would then make aggregated information publicly available. These new final rules had a phased implementation period with the largest lenders being required to collect and report data first. A Lender, such as the Bank, that originated at least 500 covered small business loans annually, data collection would have originally commenced on April 1, 2025.

A lawsuit filed in April 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the U.S. District Court for the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument was the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and was also based upon another pending lawsuit which awaited a hearing by the U.S. Supreme Court regarding CFPB's funding. On July 31, 2023, an injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. On August 4, 2023, a motion was filed by the Independent Community Bankers of America, the Independent Bankers Association of Texas, and Texas First Bank in the U.S. District Court for the Southern District of Texas requesting expansion of the injunction previously granted. In late October 2023, the federal judge granted the expansion of the injunctive relief to provide a nationwide injunction to all community banks and covered financial institutions thus ensuring relief was not limited by trade association membership. The U.S. Supreme Court issued its long-awaited decision on the challenge to the CFPB’s funding mechanism on May 16, 2024. The Supreme Court ruled that the CFPB’s funding does not violate the U.S. Constitution’s Appropriations Clause. Subsequently, the CFPB issued an interim final rule on June 25, 2024, to make date related adjustments on a day for day basis based on recent court orders involving ongoing litigation. This extended compliance dates for beginning data collection by 290 days. As of February 7, 2025, an order issued by the New Orleans First

Circuit Court of Appeals granted a stay pending appeal and deadlines for compliance were extended further. Recently, the Bank remains attentive to the ongoing arguments, appeals, and related cases in the litigation involving the Section 1071 final rule, as well as the CFPB’s actions on further rulemaking to replace or change the current rule.

A final rule to amend the Community Reinvestment Act (CRA) was jointly released by the Federal Reserve, the FDIC, and Office of the Comptroller of the Currency on October 24, 2023. These amendments were intended to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. The final rule was effective on April 1, 2024, with certain amendments effective April 1, 2024, through January 1, 2031, and other amendments in the final rule were delayed indefinitely. The final CRA rules were published in the Federal Register on February 1, 2024. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 21, 2024, the joint regulatory agencies issued an interim final rule and a technical corrections final rule related to the CRA final rule both effective on April 1, 2024. The Agencies also requested comments on the interim final rule for a period of 45 days after publication in the Federal Register. The interim final rule extended two provisions of the CRA final rule from April 1, 2024, to January 1, 2026. Then on March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule while the case moves forward. The injunction extended implementation dates on a day for day basis for each day the injunction remains in place. A joint press release on March 28, 2025, announced the joint agencies intent to rescind the 2023 Community Reinvestment Act Final Rule and reinstate the CRA framework that existed prior to the October 2023 final rule. As a large bank examined for its CRA performance, the Bank remains attentive to the CRA framework in place prior to the October 2023 final rule.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management's discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the Allowance for Credit Losses (ACL) as the accounting area that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $10.9 million and $10.7 million at March 31, 2025 and December 31, 2024, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation of repayments.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The Bank’s methodology provides an estimate of the expected credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the CECL calculation consist of Commercial Real Estate, Commercial & Industrial, Agricultural Real Estate, Agricultural, Consumer Real Estate and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

The Company is utilizing peer data from a peer group of 316 banks in the region of Ohio, Michigan and Indiana with asset sizes less than $5 billion as of March 31, 2025. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. Annual projections are broken down using a straight-line approach for quarterly changes.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $159 thousand at March 31, 2025 and $52 thousand at December 31, 2024. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For 2025, the Company plans to have modest loan growth and continue to focus on earnings improvement. Paydowns and payoffs will be used to fund originations to existing customers and to build relationships in our newer markets. Loan balances as of March 31, 2025, were $19.4 million or 0.08% higher than December 31, 2024 balances and there remains $97.8 million of funds committed to complete construction projects of business customers as of March 31, 2025.

The Company continues to focus on growth in the areas of core deposits and the expansion of contingency funding. Growing deposits has been a focus especially in our newer markets throughout 2024 and continues into 2025. Core deposits provide additional opportunities for noninterest income. The Bank offers the Insured Cash Sweep (ICS) product and CDARS, a certificate of deposit registry, accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities needed. The Bank’s uninsured deposit ratio remains low at 12.1%. As of March 31, 2025, total uninsured deposits of the Bank were $327.0 million of $2.7 billion total deposits. If the amount of coverage is adjusted for what is insured by FDIC alone, the percentage is 21.5% or $579.3 million of uninsured deposits as of March 31, 2025. The underlying difference between these two percentages is the protection required for public funds for which the Bank pledges securities. A State insurance fund exists for public funds in Indiana. The state of Michigan also does not require the pledging of collateral for public funds though some entities do request it.

Deposits have increased $13.5 million as of March 31, 2025 since December 31, 2024, while cash and cash equivalents have decreased $3.3 million over the same time period. The nearly $173.0 million of cash holdings represents 5.1% of total assets and 6.4% of total deposits as of March 31, 2025. The Bank is comfortable with operating at this level as 5% is the guideline the Bank has established. Since March 31, 2024, deposits have increased $78.9 million, or 3.0%, while cash and cash equivalents have decreased $14.7 million or 7.9%. Management has continued to hold biweekly meetings to discuss liquidity in order to be more responsive to opportunities and threats as they arise.

During the first quarter 2025, borrowings from the FHLB decreased $585 thousand through normal paydowns. The Bank has utilized four sources for brokered CDs in 2024 for a total of $26.9 million. This was done to establish relationships to test the access of such funds and decrease the cost of funds going forward. To assure a proper net interest margin over the 3 and 4-year time period of these CDs, the Bank internally looked at loan originations in the first quarter with similar or slightly longer fixed interest rate periods. The Bank also tested all correspondent borrowing lines during the first quarter of 2025 to assure availability should the need arise. The availability for overnight borrowing on unsecured Federal Funds lines is $163.0 million. Combining the available line of credit at the holding company level, the Company has $178 million overnight borrowing availability.

In comparing to the same prior year period, the March 31, 2025 (at amortized cost) loan balances of $2.6 billion accounted for $39.8 million or 1.6% increase when compared to 2024. The year over year improvement was made up of an increase in commercial and industrial related loans of 4.1%. Individual growth was comprised of 8.7% in non-real estate commercial loans, 1.6% in commercial real estate loans and 20.3% in agricultural loans as we saw a slightly heightened use in lines of credit. Consumer real estate loans decreased by 0.3% while consumer loans decreased by 19.6%. Agricultural related loans increased 4.1% year over year. Individual growth was comprised of 20.3% in non-real estate agricultural loans partially offset by a decline of 5.1% in agricultural real estate loans. Other loans decreased by 6.7%. The Company's strong team of lenders remain focused on providing customers valuable localized services and thereby increasing our market share. The acquisition of Peoples Federal Savings and Loan Association in the fourth quarter of 2022 brought $101.8 million of loans to the portfolio. See Note 2 to the consolidated financial statements.

The chart below shows the breakdown by portfolio segment as of March 31, for the last three years, at amortized cost.

	(In Thousands)
	March 31, 2025	March 31, 2024	March 31, 2023
Consumer Real Estate	$523,704	$525,243	$502,968
Agricultural Real Estate	215,656	227,150	227,599
Agricultural	153,921	127,913	131,677
Commercial Real Estate	1,323,262	1,301,981	1,223,163
Commercial and Industrial	277,943	255,797	241,541
Consumer	60,721	75,538	90,388
Other	24,985	26,776	29,316

Total Loans, amortized cost	$2,580,192	$2,540,398	$2,446,652

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Gross commercial real estate loans, excluding deferred loan fees and costs, represented 51.34% of the Company's total gross loan portfolio as of March 31, 2025. The below charts break out the commercial real estate (CRE) portfolio segment by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$281,484	21.23%	10.90%
Retail	217,903	16.44%	8.44%
Multi-family	213,281	16.09%	8.26%
Hotels	157,139	11.85%	6.08%
Office	139,069	10.49%	5.39%
Gas Stations	70,983	5.35%	2.75%
Food Service	52,827	3.98%	2.04%
Senior Living	31,400	2.37%	1.22%
Development	29,907	2.26%	1.16%
Auto Dealers	27,294	2.06%	1.06%
Other	104,411	7.88%	4.04%
Total CRE	$1,325,698	100.00%	51.34%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Owner occupied	$552,097	41.64%
Non-owner occupied	530,413	40.01%
Multi-family	213,281	16.09%
Land & Development	29,907	2.26%
Total CRE	$1,325,698	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$447,553	33.76%
Northwest Ohio	331,504	25.01%
Fort Wayne, Indiana	160,860	12.13%
Columbus, Ohio	145,829	11.00%
Greater Indianapolis, Indiana	74,823	5.64%
Dayton/Cincinnati, Ohio	52,991	4.00%
Other	112,138	8.46%
Total CRE	$1,325,698	100.00%

CRE Grades	March 31, 2025	December 31, 2024	December 31, 2023
2	0.59%	0.53%	0.55%
3	45.42%	38.99%	36.33%
4	50.03%	56.69%	58.00%
5	1.22%	1.12%	5.07%
6	2.74%	2.67%	0.05%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of March 31, 2025.

	(In Thousands)
	March 31, 2025
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$15,735	$24,687	$161,421	$323,582
Agricultural Real Estate	6,148	8,326	65,586	135,897
Agricultural	86,046	53,127	10,330	4,427
Commercial Real Estate	100,724	439,035	582,445	201,120
Commercial and Industrial	109,669	103,464	64,548	397
Consumer	2,378	47,631	10,792	34
Other	227	609	24,149	-

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposit generating efforts and additional borrowings. For short term needs, the Bank has the unsecured borrowing capacity through its correspondent banks mentioned above along with access to $163.7 million through a Cash Management Advance with the FHLB as of March 31, 2025. The Bank's secured borrowing capacity limits at the FHLB would have allowed draws based on current collateral pledging of $197.7 million on March 31, 2025.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2024 and 2025. The security portfolio increased in the first three months of 2025 from year end 2024 due to purchases of $13.8 million offset by maturities and paydowns of $8.2 million, net amortization of $0.1 million and a $6.5 million decrease in unrealized losses. The amount of pledged investment securities increased by $20.2 million as compared to year end and increased $13.9 million as compared to March 31, 2024. As of March 31, 2025 pledged investment securities totaled $271.9 million. The Company does plan to do additional purchases of securities the remainder of the year for the purposes of increasing our investment holdings in Community Reinvestment Act (CRA) qualifying securities, liquidity and contingency planning and as a means of balance sheet gap management.

As mentioned previously, an additional $197.7 million is also available to the Bank from the FHLB based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. Multifamily real estate was added to our assets pledged to the FHLB in second quarter 2024 and additional commercial real estate holdings were designated as pledges to increase the availability in first quarter 2024. The CRE holdings may be adjusted quarterly to replace paydowns or increase availability of funds. Based on total asset capacity, the Bank would have nearly $1.1 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased only 0.7% or $24.1 million since year end 2024. The largest areas of growth occurred in the loan portfolio of $19.4 million and in the security portfolio of $12.0 million which was discussed above.

Total deposits accounted for the largest growth within liabilities of $13.5 million or 0.5%. The mix of deposits saw increases in interest bearing checking, savings and money market deposits offset by decreases in time deposit accounts and noninterest bearing accounts since December 31, 2024. The Bank is adjusting its checking product offerings to decrease the number of overall types and provide better service to our customers.

Shareholders’ equity increased by $9.4 million as of the first quarter of 2025 compared to year end 2024. Earnings exceeded dividend declarations during the three months ended March 31, 2025. Accumulated other comprehensive loss decreased in unrealized loss position by $5.1 million from December 2024 to an unrealized loss of $20.1 million on March 31, 2025. Dividends declared remained unchanged from the prior quarter at $0.22125 per share and were 0.6% over first quarter 2024’s $0.22 per share. Compared to March 31, 2024, shareholders’ equity increased 8.5% or $26.9 million with $10.5 million attributed to an improvement in accumulated other comprehensive loss. Net income was higher for the quarter ended March

2025 compared to March 2024 by $1.6 million; however, $1.4 million lower than fourth quarter 2024. We are encouraged that net interest income has continued to improve quarter over quarter since third quarter 2023.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of March 31, 2025, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.5 million dividend during the first quarter of 2025.

The Bank continues to be well-capitalized at March 31, 2025 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.10%
Risk Based Capital Tier I	11.37%
Total Risk Based Capital	12.40%
Stockholders' Equity/Total Assets	10.86%
Capital Conservation Buffer	4.40%

The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 was over $2.5 million. This adjustment decreased to $1.7 million for 2024 and $843 thousand for 2025.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2025 and 2024

Interest Income

When comparing first quarter 2025 to first quarter 2024, average loan balances only grew $1.4 million which represented a 0.1% increase in a one-year time period. Interest income on loans increased $1.9 million or 5.3% as compared to the quarter ended March 31, 2024. The Company's loan portfolio is 40.2% variable rate with 23.2% of total loans subject to repricing within the next three months and 33.8% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio increased in average balances by $70.8 million when comparing to the same quarter in 2024 while the income associated with the security portfolio increased $1.0 million over first quarter 2024. The increased balances were the result of increasing our holdings for liquidity and contingency planning purposes and to improve our investments in CRA qualifying securities. Federal funds sold and interest bearing deposits decreased in average balances by $4.6 million as compared to the same quarter in 2024 with decreased income of $569 thousand for the current quarter. The decreased balances are the result of funding loan growth, purchases of available-for-sale securities and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $67.6 million and interest income for the quarter comparisons was higher for first quarter 2025 by 6.1% or $2.3 million as compared to first quarter 2024. Rate changes between periods have contributed to approximately 89.1% of the growth.

Annualized yield, for the quarter ended March 31, 2025, was 5.19% as compared to 5.00% for the quarter ended March 31, 2024. The following charts demonstrate rate increases accounted for 99.0% of the increased loan interest income while increased loan balances accounted for the remaining 1.0%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $115 and $157 thousand for the first quarter 2025 and 2024 which resulted in a federal tax savings of $24 and $33 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended March 31, 2025		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2025	March 31, 2024
Loans	$2,578,531	$37,072	5.75%	5.46%
Taxable investment securities	458,519	2,739	2.39%	1.75%
Tax-exempt investment securities	18,310	78	2.16%	2.06%
Fed funds sold & other	105,770	1,113	4.21%	6.09%
Total Interest Earning Assets	$3,161,130	$41,002	5.19%	5.00%

Change in Interest Income Quarter to Date March 31, 2025 Compared to March 31, 2024

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$1,872	$19	$1,853
Taxable investment securities	1,053	322	731
Tax-exempt investment securities	(8)	(14)	6
Fed funds sold & other	(569)	(70)	(499)
Total Interest Earning Assets	$2,348	$257	$2,091

Interest Expense

Contributing to the increased net interest income for the quarter was a decrease in interest expense of just under $1.5 million or 7.8% compared to first quarter 2024. Since 2024, average interest bearing deposit balances have increased $77.1 million or 3.7% while the Company recognized $1.3 million less in interest expense for the most recent quarter. During 2024, the Federal Reserve decreased the federal funds rate by 50 basis points in September and 25 basis points in November and December. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest bearing deposit balances accounted for 34.4% of additional interest bearing deposit expense while rate decreases accounted for decreased interest bearing deposit expense of 134.4%.

Interest expense on FHLB borrowings and other borrowings decreased $139 thousand in the first quarter 2025 over the same time frame in 2024 due to the repayment of FHLB advances. During the current quarter, FHLB borrowings of $585 thousand were paid down. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $13 thousand compared to first quarter 2024 due to the decrease of $978 thousand in average balances. Cost of funds decreased even with growth in interest bearing deposit balances offset by decreased borrowings and decreased noninterest bearing deposits balances of $13.9 million compared to first quarter 2024. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in. The average cost of funds decreased to 2.76% in first quarter 2025 compared to 3.06% in first quarter 2024. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended March 31, 2025		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2025	March 31, 2024
NOW accounts and savings deposits	$1,543,665	$8,564	2.22%	2.61%
Time deposits	627,498	5,424	3.46%	3.61%
Other borrowed money	245,734	2,550	4.15%	4.09%
Fed funds purchased & securities
sold under agreement to repurchase	27,480	271	3.94%	3.99%
Subordinated notes	34,828	284	3.26%	3.27%
Total Interest Bearing Liabilities	$2,479,205	$17,093	2.76%	3.06%

Change in Interest Expense Quarter to Date March 31, 2025 Compared to March 31, 2024

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(843)	$653	$(1,496)
Time deposits	(448)	(208)	(240)
Other borrowed money	(139)	(179)	40
Fed funds purchased & securities
sold under agreement to repurchase	(13)	(10)	(3)
Subordinated notes	-	1	(1)
Total Interest Bearing Liabilities	$(1,443)	$257	$(1,700)

As the following chart indicates, the improvement in yields on interest earning assets of 19 basis points combined with the decreased cost of funds of 30 basis points equated to a 49 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	March 31, 2025	March 31, 2024	March 31, 2023
Interest/Dividend income/yield	5.19%	5.00%	4.41%
Interest Expense/cost	2.76%	3.06%	1.85%
Net Interest Spread	2.43%	1.94%	2.56%
Net Interest Margin	3.03%	2.60%	3.01%

Net Interest Income

Net interest income increased approximately $3.8 million for the first quarter 2025 over the same time frame in 2024 due to the increase in interest income of $2.3 million combined with the interest expense decrease of approximately $1.5 million as previously mentioned. As the new loans added in 2024 and 2025 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets decreased to 81.6% in first quarter 2025 compared to 83.3% in first quarter 2024. Loans to total assets decreased to 77.5% in first quarter 2025 compared to 79.2% for the same period 2024. The percentage of earning assets to total assets decreased slightly to 95.0% in 2025 compared to 95.1% in 2024. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing decrease in cost of funds.

Comparison of Noninterest Results of Operations for three month periods ended March 31, 2025 and 2024

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses increased $1.1 million for the three months ended March 31, 2025 as compared to the same period in 2024. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $143 thousand higher during the three months ended March 31, 2025 than the same period in 2024. Recoveries were $87 thousand lower during the three months ended March 31, 2025 as compared to same period in 2024. Combined net charge-offs were $230 thousand higher in the three months ended March 31, 2025 than the same time period 2024.

Loans past due 30 or more days decreased $12.5 million at March 31, 2025 as compared to March 31, 2024. The largest changes were attributed to the combined decrease of past due balances of $14.6 million in the agricultural and agricultural real estate portfolio segments. The consumer real estate portfolio segment past due balances increased $2.5 million for the same time period.

The following table breaks down the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended March 31, 2025, 2024, and 2023.

	(In Thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Loans, amortized cost	$2,580,192	$2,540,398	$2,446,652
Daily average of outstanding loans	$2,577,288	$2,575,096	$2,397,061
Nonaccrual loans	$4,492	$19,391	$7,713
Nonperforming loans*	$4,492	$19,391	$7,713

Allowance for Credit Losses - January 1,	$25,826	$25,024	$20,313
Loans Charged off:
Consumer Real Estate	-	10	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	25	101	-
Consumer	310	81	122
	335	192	122
Loan Recoveries:
Consumer Real Estate	1	4	7
Agriculture Real Estate	-	-	-
Agricultural	9	-	-
Commercial Real Estate	3	3	2
Commercial and Industrial	6	66	6
Consumer	31	64	47
	50	137	62
Net Charge Offs (Recoveries):
Consumer Real Estate	(1)	6	(7)
Agriculture Real Estate	-	-	-
Agricultural	(9)	-	-
Commercial Real Estate	(3)	(3)	(2)
Commercial and Industrial	19	35	(6)
Consumer	279	17	75
	285	55	60
Provision for (recovery of) Credit Losses	811	(289)	817
Allowance for Credit Losses - March 31,	26,352	24,680	24,634
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	1,281	1,946	2,228
Total Allowance for Credit Losses - March 31,	$27,633	$26,626	$26,862
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.17%	0.76%	0.32%
Ratio of the Allowance for Credit Losses to Loans	1.02%	0.97%	1.01%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	586.64%	127.28%	319.38%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	586.64%	127.28%	319.38%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at March 31, 2025 and March 31, 2024 within this chart does not include a fair value basis adjustment for derivatives of $1.7 million and $969 thousand, respectively, or a daily average outstanding balance of $1.2 million and $2.0 million, respectively.

Loans classified as nonaccrual were lower as of March 31, 2025 at $4.5 million as compared to $19.4 million as of March 31, 2024. The agricultural real estate portfolio segment accounted for 79.2% or $11.8 million of the decrease as compared to March 31, 2024. The agricultural portfolio segment decreased $4.3 million compared to March 31, 2024. The commercial and industrial portfolio segment decreased $473 thousand while the consumer real estate portfolio segment increased $1.7 million compared to March 31, 2024.

The agricultural portfolio segment along with the consumer portfolio segment accounted for the largest component of recoveries while the consumer portfolio segment accounted for the largest component of charge-offs for the three months ended March 31, 2025 versus the commercial and industrial portfolio segment and consumer portfolio segment which accounted for the largest components of recoveries and the largest component of charge-offs for the three months ended March 31, 2024.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans at March 31, 2025 and March 31, 2024.

	March 31, 2025			March 31, 2024
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loan Category	Amount (In Thousands)	% of ACL	% of Loan Category
Consumer Real Estate	$3,683	13.98%	20.30%	$3,285	13.31%	20.68%
Agricultural Real Estate	771	2.93%	8.36%	1,171	4.74%	8.94%
Agricultural	306	1.16%	5.97%	377	1.53%	5.04%
Commercial Real Estate	16,907	64.15%	51.28%	15,953	64.64%	51.25%
Commercial and Industrial	3,165	12.01%	10.77%	2,248	9.11%	10.07%
Consumer	952	3.61%	2.35%	1,162	4.71%	2.97%
Other	568	2.16%	0.97%	484	1.96%	1.05%
Allowance for Credit Losses	26,352	100.00%	100.00%	24,680	100.00%	100.00%
Off Balance Sheet Commitments	1,281			1,946
Total Allowance for Credit Losses	$27,633			$26,626

Noninterest Income

Noninterest income was up $216 thousand, or 5.5%, for the three months ended March 31, 2025 over the same time frame in 2024. Other service fees increased by $67 thousand as compared to the three months ended March 31, 2024. Customer service fees decreased by $217 thousand compared to the same period in 2024. Mortgage release fees, which are included in customer service fees, decreased $148 thousand over the same time period in 2024. Servicing rights income for 1-4 family real estate and agricultural real estate loans increased $223 thousand as compared to the same period in 2024 due to an increase in real estate loans sold as discussed below. Bank owned life insurance cash surrender value increased $28 thousand.

The Company has seen improvement in mortgage production volume partially due to the improvement of midrange value housing inventory in many of our markets. The gain on the sale of these loans was $177 thousand higher for the three months ended March 31, 2025 over the same period in 2024. Total originations of loans held for sale for the three months ended March 31, 2025 were $13.0 million with proceeds from sale at $13.9 million for 2025 compared to 2024’s activity of $8.5 million in originations and $6.8 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the three months ended March 31, 2025 and 2024, loan servicing rights caused a net $100 thousand in income and $93 thousand in expense, respectively. Capitalized additions of agricultural real estate loan servicing rights were $170 thousand for the three months ended March 31, 2025. There were no capitalized additions during the comparable period in 2024. Amortization of agricultural real estate loan servicing rights were $65 thousand and $60 thousand for the same time periods, respectively. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.277% in the first quarter 2025 versus 1.177% in first quarter 2024. For 1-4 family real estate loans over 15 years, the value was 1.520% versus 1.354% for the same periods respectively. At March 31, 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $2 thousand valuation allowance for 1-4 family real estate and a $46 thousand valuation allowance for agricultural real estate servicing rights.

	(In Thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning Balance	$5,753	$5,655
Capitalized Additions	276	75
Amortization	(176)	(168)
Ending Balance, March 31,	5,853	5,562
Valuation Allowance	(48)	(7)
Servicing Rights net, March 31,	$5,805	$5,555

Noninterest Expense

For the three months ended March 31, 2025, noninterest expenses were $919 thousand or 5.2% higher than for the same period in 2024. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $32 thousand in total. Salaries and deferred costs decreased $128 thousand from last year. Restricted stock expense decreased $81 thousand. An increase to our incentive accrual to match potential payout accounted for $242 thousand. The increase was due to the investment in people for our strategic growth initiative and staffing of new offices. Benefits increased over 2024 with the increased medical expense of $192 thousand and taxes of $114 thousand offset with reductions in pension of $88 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $172 thousand and building depreciation of $59 thousand. Furniture and equipment decreased $75 thousand.

Consulting fees increased $560 thousand over the same period in 2024. Data processing expenses and ATM expense increased a combined $75 thousand. General and administrative expense increased $151 thousand. The other items on this line of significance include an increase in charitable giving and postage and printing expenses of $93 thousand combined and debit card losses of $19 thousand.

Income Taxes

Income tax expense was $389 thousand higher for the three months ended March 31, 2025 compared to the same period in 2024 based mainly on higher earnings. Amortization of qualified affordable housing projects caused income tax expense to increase $112 thousand and $110 thousand for the three months ended March 31, 2025 and 2024, respectively, as presented in Note 8. Effective tax rates were 20.64% and 20.94% for 2025 and 2024, respectively. Excluding the additional $112 and $110 thousand of income tax expense, the effective tax rates would have been 19.36% and 19.31% for the three months ended March 31, 2025 and 2024, respectively.

Net Income

Overall, net income in the three months ended March 31, 2025 was up $1.6 million or 29.7% to $7.0 million as compared to last year's $5.4 million. The biggest contributor to the improvement was net interest income. Net interest income was up $3.8 million or 18.8% as the increased interest income exceeded the increased interest expense. Provision for credit losses for loans and unfunded commitments increased $1.1 million compared to 2024. Noninterest income increased $216 thousand and noninterest expense increased $919 thousand as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

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

Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is effectively managed. If our asset/liability management strategies are unsuccessful, our profitability may be adversely affected. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis.

At March 31, 2025, the shocks presented assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.26%	-3.63%	Rising	3.00%	96,037	-7.53%
3.31%	-2.09%	Rising	2.00%	98,683	-4.99%
3.45%	1.98%	Rising	1.00%	104,065	0.20%
3.38%	0.00%	Flat	0.00%	103,860	0.00%
3.26%	-3.57%	Falling	-1.00%	102,005	-1.79%
3.04%	-10.22%	Falling	-2.00%	97,194	-6.42%
2.85%	-15.84%	Falling	-3.00%	93,646	-9.84%

The Bank’s balance sheet is slightly asset-sensitive after coming through 100 bps of Fed rate cuts from September through December 2024. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks with a 4.00% fluctuation and over a 24-month time frame. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds whereas savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. CD pricing is more favorable for the Bank in shorter terms now that the yield curve has normalized somewhat for longer term rates.

The Bank was aggressive in dropping its non-maturity deposit rates in the last 4 months of 2024 while the Fed was cutting their rate. We will have some continued opportunity to be aggressive with future Fed rate cuts, particularly with our higher deposit rates. While net interest income drops in a falling interest rate environment, there are potential revenues and other factors that can insulate the Bank’s overall income, such as prepayment penalty fees, mortgage fees, and rate floors. The Bank’s monthly cost of funds dropped from 2.89% in December 2024 to 2.81% in March 2025. Older loans and investments will continue to reprice higher, in aggregate, in the next twelve months based on current rates. The Bank continues to review and adjust its assumptions concerning decay rates, deposit betas, key rate ties, and loan prepayment speeds. Rates are modified as index rates change. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as indicated below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Trade Policy Risk

The ongoing trade policies and tariff initiatives being pursued by the U.S. government under the administration of President Trump could present potential risks unique to the markets within which we operate. Many of our commercial borrowers operate in agriculture, food processing, and manufacturing; industries that are particularly sensitive to changes in trade policy. The imposition of tariffs on imported goods, the added potential for retaliatory tariffs by foreign governments, or other similar restrictions on international trade could increase costs for domestic manufacturers and consumers alike, as well as reduce demand abroad for U.S. exports, and disrupt supply chains. Any prolonged trade tensions could negatively impact the broader economic environment in the Midwest where the Bank operates, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. If these factors lead to financial strain on our borrowers, we may experience increased credit risk, higher loan delinquencies, and a potential decline in loan demand.

As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes. While we actively monitor these developments and work closely with our agricultural customers, there is no assurance that we can fully mitigate the risks posed by tariff initiatives or other trade-related disruptions. These factors could materially affect our business, financial condition, and results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2025.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs (1)
1/1/2025 to 1/31/2025	189	(2)	26.54	—	650,000

2/1/2025 to 2/28/2025	—		—	—	650,000

3/1/2025 to 3/31/2025	792	(2)	24.15	—	650,000
Total	981		24.61	—	650,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 28, 2025. On that date, the Board of Directors authorized the repurchase of 650,000 common shares between January 28, 2025 and December 31, 2025.
(2)
Shares which are returned to account for tax payable on vested stock awards are outside of the Company’s stock repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

During the most recently completed fiscal quarter, no director or officer of the Company adopted or terminated:

(1)
Any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c); or
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2024).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	May 5, 2025	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	May 5, 2025	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer