Form 10-Q
period 2025-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2025-08-04
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,724,036
Class	Outstanding as of July 31, 2025

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - June 30, 2025 and December 31, 2024	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2025 and June 30, 2024	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2025 and June 30, 2024	6

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2025 and June 30, 2024	7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2025 and June 30, 2024	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

PART II.	OTHER INFORMATION	74

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	77

Signatures		78

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$87,596	$174,855
Federal funds sold	635	1,496
Total cash and cash equivalents	88,231	176,351
Interest-bearing time deposits	1,992	2,482
Securities - available-for-sale	431,102	426,556
Other securities, at cost	13,994	14,400
Loans held for sale	6,359	2,996
Loans, net of allowance for credit losses of $26,977 and $25,826	2,599,917	2,536,043
Premises and equipment	32,885	33,828
Goodwill	86,358	86,358
Loan servicing rights	5,810	5,656
Bank owned life insurance	35,355	34,872
Other assets	43,760	45,181
Total Assets	$3,345,763	$3,364,723

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$497,804	$516,904
Interest-bearing
NOW accounts	899,602	850,462
Savings	691,468	671,818
Time	621,455	647,581
Total deposits	2,710,329	2,686,765
Securities sold under agreements to repurchase	27,562	27,218
Federal Home Loan Bank (FHLB) advances	188,445	246,056
Subordinated notes, net of unamortized issuance costs	34,875	34,818
Dividend payable	3,000	2,996
Accrued expenses and other liabilities	30,760	31,659
Total liabilities	2,994,971	3,029,512

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value authorized 40,000,000 shares 6/30/25 and 20,000,000 shares 12/31/24; issued 14,564,425 shares 6/30/25 and 12/31/24; outstanding 13,725,998 shares 6/30/25 and 13,699,536 shares 12/31/24	135,805	135,565
Treasury stock - 838,427 shares 6/30/25 and 864,889 shares 12/31/24	(10,674)	(10,985)
Retained earnings	244,870	235,854
Accumulated other comprehensive loss	(19,209)	(25,223)
Total stockholders' equity	350,792	335,211
Total Liabilities and Stockholders' Equity	$3,345,763	$3,364,723

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2024, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Income
Loans, including fees	$39,530	$36,593	$76,602	$71,793
Debt securities:
U.S. Treasury and government agencies	2,231	1,148	4,328	2,193
Municipalities	369	389	751	783
Dividends	311	327	649	660
Federal funds sold	-	7	-	14
Other	1,051	2,702	2,164	4,377
Total interest income	43,492	41,166	84,494	79,820
Interest Expense
Deposits	14,813	16,488	28,801	31,767
Federal funds purchased and securities sold under agreements to repurchase	272	276	543	560
Borrowed funds	2,411	2,742	4,961	5,431
Subordinated notes	285	285	569	569
Total interest expense	17,781	19,791	34,874	38,327
Net Interest Income - Before Provision for Credit Losses	25,711	21,375	49,620	41,493
Provision for Credit Losses - Loans	661	605	1,472	316
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures	27	(18)	(233)	(284)
Net Interest Income - After Provision for Credit Losses	25,023	20,788	48,381	41,461
Noninterest Income
Customer service fees	330	189	711	787
Other service charges and fees	1,206	1,085	2,330	2,142
Interchange income	1,259	1,330	2,680	2,759
Loan servicing income	629	513	1,391	1,052
Net gain on sale of loans	257	314	541	421
Increase in cash surrender value of bank owned life insurance	239	236	483	452
Gain (Loss) on sale of other assets owned	15	49	(39)	49
Total noninterest income	3,935	3,716	8,097	7,662
Noninterest Expense
Salaries and wages	7,567	7,589	15,445	15,435
Employee benefits	2,265	2,112	4,669	4,283
Net occupancy expense	1,075	999	2,274	2,026
Furniture and equipment	1,414	1,407	2,692	2,760
Data processing	1,057	448	1,614	948
Franchise taxes	397	265	794	820
ATM expense	761	397	1,252	870
Advertising	356	519	859	1,049
FDIC assessment	448	507	913	1,087
Servicing rights amortization - net	234	187	361	355
Loan expense	328	251	556	480
Consulting fees	494	198	1,239	384
Professional fees	502	527	1,061	972
Intangible asset amortization	444	444	889	889
Other general and administrative	1,918	1,495	3,402	2,828
Total noninterest expense	19,260	17,345	38,020	35,186

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income Before Income Taxes	9,698	7,159	18,458	13,937
Income Taxes	1,988	1,477	3,796	2,896
Net Income	$7,710	$5,682	$14,662	$11,041
Basic Earnings Per Share	$0.56	$0.42	$1.07	$0.81
Diluted Earnings Per Share	$0.56	$0.42	$1.07	$0.81
Dividends Declared	$0.22125	$0.22	$0.44250	$0.44

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$7,710	$5,682	$14,662	$11,041
Other Comprehensive Income (Net of Tax):
Net unrealized gain on available-for-sale securities	1,149	2,531	7,613	536
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	-	-	-	-
Net unrealized gain on available-for-sale securities	1,149	2,531	7,613	536
Tax expense	241	531	1,599	113
Other comprehensive income	908	2,000	6,014	423
Comprehensive Income	$8,618	$7,682	$20,676	$11,464

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND SIX Months Ended June 30, 2025

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2025	13,699,536	$135,565	$(10,985)	$235,854	$(25,223)	$335,211
Net income	-	-	-	6,952	-	6,952
Other comprehensive income	-	-	-	-	5,106	5,106
Purchase of treasury stock	(981)	-	(23)	-	-	(23)
Issuance of 20,731 shares of restricted stock (Net of forfeitures - 950)	19,781	(510)	240	270	-	-
Stock-based compensation expense	-	352	-	-	-	352
Cash dividends declared - $0.22125 per share	-	-	-	(2,997)	-	(2,997)
Balance - March 31, 2025	13,718,336	$135,407	$(10,768)	$240,079	$(20,117)	$344,601
Net income	-	-	-	7,710	-	7,710
Other comprehensive income	-	-	-	-	908	908
Forfeiture of 250 shares of restricted stock	(250)	6	(6)	-	-	-
Stock-based compensation expense	-	392	-	-	-	392
Director stock award	7,912	-	100	81	-	181
Cash dividends declared - $0.22125 per share	-	-	-	(3,000)	-	(3,000)
Balance - June 30, 2025	13,725,998	$135,805	$(10,674)	$244,870	$(19,209)	$350,792

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net income	$14,662	$11,041
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,971	1,979
Amortization of premiums on available-for-sale securities, net	113	628
Capitalized additions to servicing rights	(515)	(211)
Servicing rights amortization and impairment	361	355
Amortization of core deposit intangible	828	828
Amortization of customer list intangible	61	61
Net accretion of fair value adjustments	(1,177)	(1,354)
Amortization of subordinated note issuance costs	57	57
Stock-based compensation expense	744	754
Director stock awards	181	186
Provision for credit losses - loans	1,472	316
Recovery of credit losses - off balance sheet credit exposures	(233)	(284)
Gain on sale of loans held for sale	(541)	(421)
Originations of loans held for sale	(30,158)	(23,376)
Proceeds from sale of loans held for sale	27,336	23,745
Loss on derivatives	(22)	(5)
Loss (Gain) on sale of other assets owned	39	(49)
Increase in cash surrender value of bank owned life insurance	(483)	(452)
Change in other assets and other liabilities, net	(2,583)	(2,597)
Net cash provided by operating activities	12,113	11,201
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	32,785	13,700
Purchases	(29,831)	(20,523)
Activity in other securities, at cost:
Purchases of FHLB stock	(472)	(1,138)
Proceeds from redemption of FHLB stock	878	1,174
Change in interest-bearing time deposits	490	(481)
Proceeds from sale of other assets owned	15	85
Additions to premises and equipment	(1,105)	(785)
Net (increase) decrease on loan originations and principal collections	(63,268)	20,914
Net cash (used in) provided by investing activities	(60,508)	12,946
Cash Flows from Financing Activities
Net change in deposits	23,564	33,627
Net change in federal funds purchased and securities sold under agreements to repurchase	344	(1,000)
Proceeds from FHLB advances	-	15,000
Repayment of FHLB advances	(57,617)	(14,625)
Purchase of treasury stock	(23)	(333)
Cash dividends paid on common stock	(5,993)	(5,949)
Net cash (used in) provided by financing activities	(39,725)	26,720
Net (Decrease) Increase in Cash and Cash Equivalents	(88,120)	50,867
Cash and Cash Equivalents - Beginning of year	176,351	142,201
Cash and Cash Equivalents - End of period	$88,231	$193,068

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental Information
Supplemental cash flow information:
Interest paid	$34,859	$37,332
Income taxes paid	4,587	300
Supplemental noncash disclosures:
Cash dividends declared not paid	3,000	2,975

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that are expected for the year ended December 31, 2025. The condensed consolidated balance sheet of the Company as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning Balance	$277	$508	$335	$566
Additions	-	-	-	-
Accretion	(58)	(58)	(116)	(116)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$219	$450	$219	$450

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning Balance	$1,117	$2,460	$1,453	$2,795
Additions	-	-	-	-
Accretion	(335)	(336)	(671)	(671)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$782	$2,124	$782	$2,124

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning Balance	$67	$250	$107	$294
Additions	-	-	-	-
Accretion	(39)	(44)	(79)	(88)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	(1)	-	(1)	-
Ending Balance	$27	$206	$27	$206

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning Balance	$-	$254	$-	$363
Additions	-	-	-	-
Accretion	-	(109)	-	(218)
Reclassification from nonaccretable difference	-	1	-	1
Disposals	-	-	-	-
Ending Balance	$-	$146	$-	$146

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980.2 thousand in core deposit intangible assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposit intangible assets and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposit intangible assets which are all being amortized over its remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the condensed consolidated balance sheets.

The amortization expense of the core deposit intangible for the six months ended June 30, 2024 was $828 thousand. Of the approximately $1.7 million to be expensed in 2025, $828 thousand has been expensed for the six months ended June 30, 2025. Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the six months ended June 30, 2024 was $61 thousand. Of the $123 thousand to be expensed in 2025, $61 thousand has been expensed for the six months ended June 30, 2025. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2025	$123
2026	123
2027	48
$294

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2025 and December 31, 2024, are as follows:

	(In Thousands)
	June 30, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$99,030	$28	$(3,668)	$95,390
U.S. Government agencies	144,382	20	(6,736)	137,666
Mortgage-backed securities	147,570	39	(10,656)	136,953
State and local governments	64,435	28	(3,370)	61,093
Total available-for-sale securities	$455,417	$115	$(24,430)	$431,102

	(In Thousands)
	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$111,397	$17	$(5,415)	$105,999
U.S. Government agencies	144,660	-	(9,494)	135,166
Mortgage-backed securities	133,268	17	(12,654)	120,631
State and local governments	69,159	28	(4,427)	64,760
Total available-for-sale securities	$458,484	$62	$(31,990)	$426,556

Investment securities will at times depreciate to an unrealized loss position. The Company utilizes the following criteria to assess whether the unrealized loss requires an allowance for credit losses on investment securities. With the exception of the fourth factor, no one item by itself will necessarily signal that an allowance for credit losses on investment securities should be established.

1.
The fair value of the security has significantly declined from book value.
2.
A downgrade has occurred that lowered the credit rating to below investment grade (below Baa3 by Moody and BBB – by Standard and Poors.)
3.
Dividends have been reduced or eliminated or scheduled interest payments have not been made.
4.
Management does not possess both the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. This situation would require an immediate write down to fair value.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2025
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(133)	$27,970	$(3,535)	$63,088	$(3,668)	$91,058
U.S. Government agencies	(19)	7,726	(6,717)	126,054	(6,736)	133,780
Mortgage-backed securities	(683)	63,251	(9,973)	63,996	(10,656)	127,247
State and local governments	(107)	5,753	(3,263)	51,195	(3,370)	56,948
Total available-for-sale securities	$(942)	$104,700	$(23,488)	$304,333	$(24,430)	$409,033

	(In Thousands)
	December 31, 2024
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(467)	$31,533	$(4,948)	$62,151	$(5,415)	$93,684
U.S. Government agencies	-	-	(9,494)	131,335	(9,494)	131,335
Mortgage-backed securities	(668)	51,236	(11,986)	66,877	(12,654)	118,113
State and local governments	(224)	8,631	(4,203)	53,091	(4,427)	61,722
Total available-for-sale securities	$(1,359)	$91,400	$(30,631)	$313,454	$(31,990)	$404,854

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

There were no gross realized gains or losses for the three and six months ended June 30, 2025 and June 30, 2024.

Net realized gains (losses) on sales and related tax expense (benefit) is a reclassification out of accumulated other comprehensive income (loss). The net realized gains (losses) are included in net gain (loss) on sale of available-for-sale securities and the related tax expense (benefit) is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$63,149	$62,185
After one year through five years	224,876	212,978
After five years through ten years	19,822	18,986
After ten years	-	-
Total	$307,847	$294,149
Mortgage-backed securities	147,570	136,953
Total	$455,417	$431,102

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Investments with a carrying value of $239.1 million and $221.9 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $29.0 million and $29.9 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at June 30, 2025 and December 31, 2024, respectively.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $14.0 million as of June 30, 2025 and $14.4 million as of December 31, 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of June 30, 2025 and December 31, 2024 are summarized below:

	(In Thousands)
Loans:	June 30, 2025	December 31, 2024
Consumer Real Estate	$523,781	$520,114
Agricultural Real Estate	221,004	216,401
Agricultural	157,870	152,080
Commercial Real Estate	1,345,953	1,310,811
Commercial and Industrial	293,826	275,152
Consumer	59,348	63,009
Other	24,653	24,978
	2,626,435	2,562,545
Less: Net deferred loan fees and costs	(1,488)	(1,750)
	2,624,947	2,560,795
Less: Allowance for credit losses	(26,977)	(25,826)
Plus: Basis adjustment related to fair value hedges	1,947	1,074
Loans - Net	$2,599,917	$2,536,043

The break out of fixed rate loans and variable rate loans by portfolio segment is as follows as of June 30, 2025 and December 31, 2024:

	(In Thousands)
	June 30, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$281,802	$241,979	$305,062	$215,052
Agricultural Real Estate	111,837	109,167	118,808	97,593
Agricultural	47,253	110,617	54,099	97,981
Commercial Real Estate	873,725	472,228	934,197	376,614
Commercial and Industrial	122,192	171,634	148,542	126,610
Consumer	59,319	29	62,977	32
Other	15,098	9,555	15,270	9,708

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

As of June 30, 2025 and December 31, 2024 one to four family residential mortgage loans amounting to $183.5 million and $190.1 million, respectively, and HELOC loans amounting to $13.1 million and $11.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank "FHLB". The Bank has also pledged eligible commercial real estate loans of $236.5 million and $369.5 million as of June 30, 2025 and December 31, 2024, respectively, to the FHLB. During the second quarter of 2024, the Bank began pledging eligible multi-family real estate loans to the FHLB which amounted to $38.1 million and $47.7 million as of June 30, 2025 and December 31, 2024, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging at amortized cost in past due loans by portfolio segment as of June 30, 2025 and December 31, 2024:

	(In Thousands)
June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,487	$449	$656	$3,592	$520,614	$524,206
Agricultural Real Estate	251	6	125	382	220,378	220,760
Agricultural	60	-	50	110	158,131	158,241
Commercial Real Estate	-	-	141	141	1,343,429	1,343,570
Commercial and Industrial	50	144	-	194	293,350	293,544
Consumer	109	18	31	158	59,815	59,973
Other	-	-	-	-	24,653	24,653
Total	$2,957	$617	$1,003	$4,577	$2,620,370	$2,624,947

	(In Thousands)
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,533	$547	$559	$3,639	$516,753	$520,392
Agricultural Real Estate	651	-	-	651	215,486	216,137
Agricultural	44	-	79	123	152,258	152,381
Commercial Real Estate	54	141	360	555	1,307,906	1,308,461
Commercial and Industrial	122	5	57	184	274,635	274,819
Consumer	365	19	62	446	63,181	63,627
Other	-	-	-	-	24,978	24,978
Total	$3,769	$712	$1,117	$5,598	$2,555,197	$2,560,795

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by portfolio segment as of June 30, 2025 and as of December 31, 2024:

	(In Thousands)
	June 30, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$2,556	$3,049	$-
Agricultural Real Estate	461	461	-
Agricultural	60	60	-
Commercial Real Estate	141	141	-
Commercial & Industrial	-	-	-
Consumer	34	34	-
Total	$3,252	$3,745	$-

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

The Company recognized interest income of $31 thousand and $52 thousand for the three and six months ended June 30, 2025 on nonaccrual loans. The Company recognized interest income of $19 thousand and $41 thousand on nonaccrual loans for the three and six months ending June 30, 2024.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans at amortized cost, by portfolio segment and year of origination, based on the most recent analysis performed as of June 30, 2025 and December 31, 2024:

	(In Thousands)
	June 30, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$28,019	$35,476	$56,179	$74,924	$86,557	$166,676	$447,831	$71,216	$499	$519,546
Special Mention (5)	-	-	-	35	133	115	283	19	-	302
Substandard (6)	-	143	534	582	1,184	1,762	4,205	147	6	4,358
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$28,019	$35,619	$56,713	$75,541	$87,874	$168,553	$452,319	$71,382	$505	$524,206
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$16,486	$22,099	$26,433	$32,788	$21,107	$94,504	$213,417	$88	$-	$213,505
Special Mention (5)	-	-	-	32	-	12	44	-	-	44
Substandard (6)	-	5,668	-	371	1,082	90	7,211	-	-	7,211
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$16,486	$27,767	$26,433	$33,191	$22,189	$94,606	$220,672	$88	$-	$220,760
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$12,542	$10,268	$8,193	$10,336	$4,296	$5,860	$51,495	$104,031	$-	$155,526
Special Mention (5)	57	-	-	305	23	-	385	336	-	721
Substandard (6)	243	-	110	-	-	-	353	1,641	-	1,994
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$12,842	$10,268	$8,303	$10,641	$4,319	$5,860	$52,233	$106,008	$-	$158,241
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	June 30, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$103,232	$145,106	$190,276	$392,326	$208,429	$225,400	$1,264,769	$-	$-	$1,264,769
Special Mention (5)	1,350	-	15,380	18,306	3,835	1,924	40,795	-	-	40,795
Substandard (6)	1,744	-	34,089	-	-	2,173	38,006	-	-	38,006
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$106,326	$145,106	$239,745	$410,632	$212,264	$229,497	$1,343,570	$-	$-	$1,343,570
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$22,324	$27,351	$44,450	$33,460	$12,801	$9,655	$150,041	$138,301	$78	$288,420
Special Mention (5)	-	-	117	-	177	362	656	550	-	1,206
Substandard (6)	-	36	304	-	32	-	372	3,546	-	3,918
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$22,324	$27,387	$44,871	$33,460	$13,010	$10,017	$151,069	$142,397	$78	$293,544
Gross charge-offs YTD	$-	$-	$-	$25	$-	$-	$25	$-	$-	$25

Other
Risk Rating
Pass (1-4)	$600	$-	$-	$-	$15,666	$8,387	$24,653	$-	$-	$24,653
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$600	$-	$-	$-	$15,666	$8,387	$24,653	$-	$-	$24,653
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$40,257	$64,316	$79,503	$89,800	$74,996	$106,007	$454,879	$61,097	$237	$516,213
Special Mention (5)	-	-	37	551	-	119	707	19	-	726
Substandard (6)	143	239	529	786	465	1,040	3,202	236	15	3,453
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$40,400	$64,555	$80,069	$91,137	$75,461	$107,166	$458,788	$61,352	$252	$520,392
Gross charge-offs YTD	$-	$-	$-	$-	$-	$13	$13	$-	$-	$13

Agricultural Real Estate
Risk Rating
Pass (1-4)	$23,817	$28,088	$34,469	$22,983	$23,639	$76,964	$209,960	$92	$-	$210,052
Special Mention (5)	-	-	-	-	-	13	13	-	-	13
Substandard (6)	5,696	-	371	-	-	5	6,072	-	-	6,072
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$29,513	$28,088	$34,840	$22,983	$23,639	$76,982	$216,045	$92	$-	$216,137
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$14,915	$10,500	$14,381	$5,616	$3,204	$3,911	$52,527	$98,283	$-	$150,810
Special Mention (5)	-	13	-	8	-	-	21	30	-	51
Substandard (6)	-	21	-	-	29	-	50	1,470	-	1,520
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$14,915	$10,534	$14,381	$5,624	$3,233	$3,911	$52,598	$99,783	$-	$152,381
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$128,608	$200,192	$413,106	$218,309	$110,435	$188,239	$1,258,889	$-	$-	$1,258,889
Special Mention (5)	-	-	12,590	-	1,352	753	14,695	-	-	14,695
Substandard (6)	-	34,299	-	-	-	578	34,877	-	-	34,877
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$128,608	$234,491	$425,696	$218,309	$111,787	$189,570	$1,308,461	$-	$-	$1,308,461
Gross charge-offs YTD	$-	$-	$-	$-	$-	$15	$15	$-	$-	$15

Commercial & Industrial
Risk Rating
Pass (1-4)	$31,933	$54,581	$39,665	$15,047	$13,480	$1,294	$156,000	$113,446	$222	$269,668
Special Mention (5)	-	137	-	188	26	416	767	459	-	1,226
Substandard (6)	39	348	29	-	-	28	444	3,481	-	3,925
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$31,972	$55,066	$39,694	$15,235	$13,506	$1,738	$157,211	$117,386	$222	$274,819
Gross charge-offs YTD	$-	$-	$-	$-	$101	$-	$101	$-	$5	$106

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance as of June 30, 2025 and December 31, 2024 by year of origination.

	(In Thousands)
	June 30, 2025
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$12,148	$10,836	$10,385	$20,640	$4,077	$1,586	$59,672	$266	$59,938
Nonperforming	-	-	5	19	8	3	35	-	35
Total Consumer	$12,148	$10,836	$10,390	$20,659	$4,085	$1,589	$59,707	$266	$59,973
Gross charge-offs YTD	$88	$45	$95	$162	$52	$-	$442	$-	$442

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by collateral as of June 30, 2025 and December 31, 2024:

(In Thousands)
June 30, 2025
Collateral
Dependent Loans
Consumer Real Estate	$3,018
Agricultural Real Estate	371
Agricultural	50
Commercial Real Estate	140
Commercial & Industrial	-
Consumer	18
Total	$3,597

(In Thousands)
December 31, 2024
Collateral
Dependent Loans
Consumer Real Estate	$2,384
Agricultural Real Estate	125
Agricultural	50
Commercial Real Estate	360
Commercial & Industrial	28
Consumer	41
Total	$2,988

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three and six months ended June 30, 2025 and 2024, there were no new loan modifications to borrowers experiencing financial difficulty.

For the three and six months ended June 30, 2025 and 2024, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

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

As of June 30, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $925 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $1.3 million of consumer mortgage loans secured by residential real estate properties for

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2024. As of June 30, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $795 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Company accounts for the allowance for credit losses in accordance with Accounting Standards Update ("ASU") No. 2016-13 - "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and uses the current expected credit losses accounting standard. As a result, in 2023, the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and unfunded commitments in the amount of $4.5 million, or $3.4 million, net of tax.

The allowance for credit losses (ACL) has a direct impact on the provision expense. An increase in the ACL is funded through recoveries and provision expense.

The Company segregates its allowance into two reserves: The ACL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Current Expected Credit Losses (CECL).

The allowance does not include an accretable yield of $1.0 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively, related to the acquisitions of Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and six months ended June 30, 2025 and June 30, 2024 in addition to the activity within the ACL for each portfolio segment and ending balances as of and for the year ended December 31, 2024:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended June 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,683	$771	$306	$16,907	$3,165	$952	$568	$26,352
Provision for (recovery of) credit losses - loans	(31)	(33)	27	431	205	53	9	661
Charge-offs	-	-	-	-	-	(132)	-	(132)
Recoveries	1	-	1	16	6	72	-	96
Ending Balance	$3,653	$738	$334	$17,354	$3,376	$945	$577	$26,977

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Six Months Ended June 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses-loans	108	(157)	39	775	420	272	15	1,472
Charge-offs	-	-	-	-	(25)	(442)	-	(467)
Recoveries	2	-	10	19	12	103	-	146
Ending Balance	$3,653	$738	$334	$17,354	$3,376	$945	$577	$26,977

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended June 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,285	$1,171	$377	$15,953	$2,248	$1,162	$484	$24,680
Provision for (recovery of) credit losses - loans	(82)	(245)	(92)	365	514	63	82	605
Charge-offs	(3)	-	-	-	-	(82)	-	(85)
Recoveries	1	-	-	1	39	29	-	70
Ending Balance	$3,201	$926	$285	$16,319	$2,801	$1,172	$566	$25,270

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Six Months Ended June 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$1,766	$1,302	$327	$25,024
Provision for (recovery of) credit losses - loans	(372)	614	(51)	(1,085)	1,031	(60)	239	316
Charge-offs	(13)	-	-	-	(101)	(163)	-	(277)
Recoveries	5	-	-	4	105	93	-	207
Ending Balance	$3,201	$926	$285	$16,319	$2,801	$1,172	$566	$25,270

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Year Ended December 31, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$1,766	$1,302	$327	$25,024
Provision for (recovery of) credit losses - loans	(31)	583	(52)	(834)	1,176	(133)	235	944
Charge-offs	(13)	-	-	(15)	(106)	(346)	-	(480)
Recoveries	6	-	1	9	133	189	-	338
Ending Balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity in the AULC for the three and six months ended June 30, 2025 and June 30, 2024 in addition to the activity in the AULC and ending balances as of and for the year ended December 31, 2024:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended June 30, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,281
Provision for credit losses - off balance sheet credit exposures	27
Charge-offs	-
Recoveries	-
Ending Balance	$1,308

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Six Months Ended June 30, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,541
Recovery of credit losses-off balance sheet credit exposures	(233)
Charge-offs	-
Recoveries	-
Ending Balance	$1,308

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended June 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,946
Recovery of credit losses - off balance sheet credit exposures	(18)
Charge-offs	-
Recoveries	-
Ending Balance	$1,928

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Six Months Ended June 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Recovery of credit losses-off balance sheet credit exposures	(284)
Charge-offs	-
Recoveries	-
Ending Balance	$1,928

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $362.8, $363.4 and $364.3 million at June 30, 2025 and 2024 and at December 31, 2024, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $146.8, $138.5 and $141.9 million at June 30, 2025 and 2024 and at December 31, 2024, respectively.

The balance of capitalized servicing rights included in assets at June 30, 2025 and 2024 and at December 31, 2024 for 1-4 family real estate loans, was $3.5 million for all three periods. Agricultural real estate loan servicing rights were $2.3, $2.0 and $2.1 million at June 30, 2025 and 2024 and at December 31, 2024, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of June 30, 2025 and 2024 was $4.7 million and $5.3 million, respectively, and at December 31, 2024 was $4.8 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.3 million and $2.6 million as of June 30, 2025 and 2024, respectively, and was $2.7 million at December 31, 2024. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 7.7% and 6.1% were utilized at June 30, 2025 and 2024, respectively, and 8.1% at December 31, 2024. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 0.447% and 0.215% for fixed rate agricultural real estate loans at June 30, 2025 and 2024, respectively, compared to 0.184% at December 31, 2024. At June 30, 2025, two 1-4 family real estate strata, which included 77 of the total 3,629 loans, were slightly below the carrying value using a discount yield of 5.52% which resulted in the need to establish a $3 thousand valuation allowance. At June 30, 2025, the carrying value of twelve agricultural real estate strata, which included 147 of the total 643 loans, using an approximate discount rate of 8.37% were lower than fair value requiring an $84 thousand valuation allowance to be established.

The following table presents the activity in the mortgage servicing rights for the three and six months ended June 30, 2025 and 2024.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance	$5,853	$5,562	$5,753	$5,655
Capitalized Additions	239	136	515	211
Amortization	(195)	(187)	(371)	(355)
Ending Balance, June 30,	5,897	5,511	5,897	5,511
Valuation Allowance	(87)	(7)	(87)	(7)
Servicing Rights net, June 30,	$5,810	$5,504	$5,810	$5,504

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing in June of 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day closing price. On June 5, 2025, ten directors each received $17,496 which equated to 762 shares and one director received $6,704 which equated to 292 shares. On June 6, 2024, twelve directors each received $15,007 which equated to 716 shares and one director received $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth approximately $1,730. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

Any stock awards to senior management are made in March with other officers receiving any awards in August. On March 1, 2025, senior management received stock awards of 19,767 shares worth $508,012. On March 1, 2024, senior management received stock awards of 23,369 shares worth $472,054 while other officers received stock awards of 36,800 shares worth $979,616 during third quarter 2024.

	(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per share
Net income	$7,710	$5,682	$14,662	$11,041
Less: distributed earnings allocated to participating securities	(38)	(36)	(77)	(72)
Less: undistributed earnings allocated to participating securities	(59)	(32)	(103)	(57)
Net earnings available to common shareholders	$7,613	$5,614	$14,482	$10,912

Weighted average common shares outstanding including participating securities	13,720,339	13,681,501	13,713,211	13,676,333
Less: average unvested restricted shares	(172,894)	(164,228)	(168,549)	(160,367)
Weighted average common shares outstanding	13,547,445	13,517,273	13,544,662	13,515,966
Basic and diluted earnings per share	$0.56	$0.42	$1.07	$0.81

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

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2025 and December 31, 2024.

	(In Thousands)
	June 30, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$236,783	$1,947	$249,127	$1,074

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at June 30, 2025 and December 31, 2024, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	2.1	$(1,826)	USD-SOFR-OIS	4.47%
Total swap portfolio at June 30, 2025	$100,000	2.1	$(1,826)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2024	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at both June 30, 2025 and December 31, 2024. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at June 30, 2025 and December 31, 2024.

	(In Thousands)
	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(1,826)	$100,000	$(976)
Total contracts	$100,000	$(1,826)	$100,000	$(976)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three and six months ended June 30, 2025 and June 30, 2024.

	(In Thousands)
	Three Months Ended		Six Months Ended
Line Item in the Consolidated Statements of Income	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Income
Loans, including fees	$(21)	$19	$(45)	$5
Other	25	216	50	427
Total interest income	$4	$235	$5	$432

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

At June 30, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.4 million and $3.6 million, respectively. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified housing projects totaled $446 and $880 thousand at June 30, 2025 and December 31, 2024, respectively. These balances are reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The funded balance in qualified affordable housing projects was $3.6 million and $3.1 million at June 30, 2025 and December 31, 2024, respectively, out of a total of $4.0 million committed.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2025 or 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's investments in qualified affordable housing projects as of June 30, 2025 and December 31, 2024 along with the related expenses and tax credits recognized for the three and six months ended June 30, 2025 and June 30, 2024.

	(In Thousands)
	June 30, 2025	December 31, 2024
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(446)	(880)
Net funded low-income-housing tax credit investments	$3,554	$3,120

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense	$112	$110	$224	$220

Tax credits recognized	111	110	223	218

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$95,390	$-	$-
U.S. Government agencies	20,078	117,588	-
Mortgage-backed securities	-	136,953	-
State and local governments	-	59,639	1,454
Total Securities Available-for-Sale	$115,468	$314,180	$1,454
Interest rate swap liabilities	$-	$(1,826)	$-

	(In Thousands)
December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$105,999	$-	$-
U.S. Government agencies	20,035	115,131	-
Mortgage-backed securities	-	120,631	-
State and local governments	-	63,133	1,627
Total Securities Available-for-Sale	$126,034	$298,895	$1,627
Interest rate swaps liabilities	$-	$(976)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six months ended June 30, 2025 and June 30, 2024.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at April 1, 2025	$184	$1,276	$1,460

Change in Fair Value	-	(6)	(6)

Payments, Maturities & Calls	-	-	-

Balance at June 30, 2025	$184	$1,270	$1,454

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2025	$353	$1,274	$1,627

Change in Fair Value	1	(4)	(3)

Payments, Maturities & Calls	(170)	-	(170)

Balance at June 30, 2025	$184	$1,270	$1,454

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2025 and December 31, 2024, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2025 and December 31, 2024, fair value of collateral dependent loans categorized as Level 3 was $3.6 million and $3.0 million, respectively. The specific allocation for collateral dependent loans was $91 thousand as of June 30, 2025 and $52 thousand as of December 31, 2024. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2025 and 2024, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $87 thousand ($3 thousand on 1-4 family real estate loans and $84 thousand on agricultural real estate loans) at June 30, 2025 compared to $97 thousand ($2 thousand on 1-4 family real estate loans and $95 thousand on agricultural real estate loans) at December 31, 2024.

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2025
	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,597	$-	$-	$3,597
Loan servicing rights	323	-	-	323

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,988	$-	$-	$2,988
Loan servicing rights	(4)	-	-	(4)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2025	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,454	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.42-4.38% (4.26%)

Collateral dependent loans	3,597	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-20.00% (20.00%)

Loan servicing rights	323	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	0.92-556.28% (21.22%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2024	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,627	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	-3.61-4.52% (4.33%)

Collateral dependent loans	2,988	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (20.78%)

Loan servicing rights	(4)	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	9.36-618.70% (107.90%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2025 and December 31, 2024 are reflected below. The aggregate fair values in the table below do not represent the total fair value of the Bank’s assets and liabilities. The table excludes the following: available-for-sale securities, premises and equipment, derivatives (which are included in other assets or other liabilities), goodwill, loan servicing rights, bank owned life insurance, other assets, dividends payable, accrued expenses and other liabilities.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	June 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$88,231	$88,231	$88,231	$-	$-
Interest-bearing time deposits	1,992	1,996	-	1,996	-
Other securities	13,994	13,994	-	-	13,994
Loans held for sale	6,359	6,359	-	-	6,339
Loans, net	2,599,917	2,570,022	-	-	2,570,022
Interest receivable	13,789	13,789	-	-	13,789

Financial Liabilities:
Non-interest bearing deposits	$497,804	$497,804	$497,804	$-	$-
Interest bearing deposits	1,591,070	1,590,604	-	-	1,590,604
Time deposits	621,455	619,389	-	-	619,389
Total Deposits	2,710,329	2,707,797	497,804	-	2,209,993

Federal funds purchased and securities sold under agreement to repurchase	27,562	27,562	-	-	27,562
Federal Home Loan Bank advances	188,445	189,174	-	-	189,174
Subordinated notes, net of unamortized issuance costs	34,875	32,809	-	32,809	-
Interest payable	6,626	6,626	-	-	6,626

	(In Thousands)
	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$176,351	$176,351	$176,351	$-	$-
Interest-bearing time deposits	2,482	2,472	-	2,472	-
Other securities	14,400	14,400	-	-	14,400
Loans held for sale	2,996	2,996	-	-	2,996
Loans, net	2,536,043	2,485,297	-	-	2,485,297
Interest receivable	12,657	12,657	-	-	12,657

Financial Liabilities:
Non-interest bearing deposits	$516,904	$516,904	$516,904	$-	$-
Interest bearing deposits	1,522,280	1,521,097	-	-	1,521,097
Time deposits	647,581	644,849	-	-	644,849
Total Deposits	2,686,765	2,682,850	516,904	-	2,165,946

Federal funds purchased and securities sold under agreement to repurchase	27,218	27,218	-	-	27,218
Federal Home Loan Bank advances	246,056	245,373	-	-	245,373
Subordinated notes, net of unamortized issuance costs	34,818	31,983	-	31,983	-
Interest payable	6,618	6,618	-	-	6,618

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at June 30, 2025 or at December 31, 2024. Securities sold under agreement to repurchase were as follows at June 30, 2025 and December 31, 2024.

	(In Thousands)
	June 30, 2025
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$344	$-	$-	$27,218	$27,562
Total	$344	$-	$-	$27,218	$27,562

	(In Thousands)
	December 31, 2024
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$27,218	$27,218
Total	$-	$-	$-	$27,218	$27,218

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

	June 30, 2025		December 31, 2024
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(125)	$35,000	$(182)

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

The CODM use net income to evaluate income generated from segment assets (return on average total assets) in deciding whether to reinvest profits into the commercial banking segment or to pay dividends or fund acquisitions. Net income is also used by the CODM to monitor budget versus actual results. Net income as well as other common company-wide financial performance and credit quality metrics such as return on average assets, return on average equity, earnings per common share, net interest margin, operating efficiency and nonaccrual loans to total loans, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. Loans, investments and deposits provide revenue in the banking operation. Interest expense, provisions for credit losses, salaries, wages and associated employee benefits, and data processing are the significant expenses in the banking operation.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The largest improvement in profitability of the second quarter of 2025 as compared to the same quarter last year is in the Company’s net interest income generated from the highest net interest margin since third quarter 2022, when looking at individual quarters. Net interest income for the first six months of 2025 is up $8.1 million over the same period last year. This represents a solid base from which to continue improvement for the remainder of 2025 as we expect loan repricing and continued growth in low-cost core deposits to increase the margin going forward. Net interest margin has improved for four consecutive quarters. Year to date net interest margin has increased 47 basis points over year to date last year. Second quarter 2025 net interest margin has improved by 19 basis points over first quarter 2025 and 38 basis points over fourth quarter 2024. The improvement compared to last quarter was driven by a 26 basis point increase in the yield on interest earning assets and a reduction of 7 basis points in the cost of funding. The pricing of existing loans and favorable yields on new production are contributing to the increase in yield on interest earning assets.

There were two primary reasons behind the decrease in the cost of funds for the quarter, the first being the lower repricing of higher cost certificate of deposits (CDs), combined with a balance sheet shift or reduction in CD balances. Some of the CDs that are repricing were specials offered last year that are now converting to standard rates. The second primary reason was a reduction in interest expense due to rate changes in the NOW and savings bucket which includes interest bearing checking, money market accounts and savings accounts. The Company experienced a full six months of the advantage of interest rate cuts implemented due to the Federal Reserve dropping rates over the last four months of 2024. In addition, all of our offices have now converted to deposit origination software that will simplify the origination process and provide additional efficiencies to the Company.

Decreased net charge-offs and lower provision related expense resulted in lower credit cost in the second quarter of 2025 as compared to the first quarter of 2025. The effect of loan growth was partially offset by improved asset quality metrics resulting in a decreased provision for credit losses for the quarter compared to last quarter. Provision for credit losses was $661 thousand for the quarter and net charge-offs were $36 thousand. First quarter 2025 saw a provision for credit losses of $811 thousand and net charge-offs of $285 thousand.

F&M Commercial Banking Division saw loan demand grow in late 2024, continue into first quarter 2025 and remain steady in second quarter 2025. Lending rates and terms remained consistent from fourth quarter 2024 into second quarter 2025. Commercial clients’ primary concerns so far in 2025 remain inflation and any impact of potential tariffs to their business. Credit quality of the commercial portfolio remains strong and second quarter collateral values and auction values are still holding consistent with previous quarters. Past dues and delinquencies remained low for the F&M portfolio, but the team continues to monitor the portfolio closely for the impact from inflationary pressures, input costs and margin compression on the portfolio.

As we review the results of our farm and agribusiness clients from 2024, the performance of our customer base was steady. Yields were average with declined commodity prices making their net income less than prior years. Marketing and crop insurance coverage was and will continue to be important. Most of our customer base's financial position was sound as we enter a period where they anticipate they may have declining net income. Our anticipation is 2025 will be similar to 2024. Planting conditions in our market area varied, as some areas were able to plant early while others were delayed due to wet conditions. We have communicated regularly with our clients potentially affected by the bird flu outbreak and have developed options for individual clients. To date, this portion of our portfolio continues to perform as agreed. Our agribusiness clientele continue to perform well, but declined farm income will potentially affect certain sectors. Loan demand has ranged from steady to soft as our clientele has taken a more conservative approach with anticipated lower net income. Although agricultural usage has increased, borrowers have plenty of availability on lines of credit overall. Global political pressures continue to be monitored. The performance of our agricultural portfolio continues to be monitored but continues to perform well.

Although the housing market has softened, home loan activity has remained strong and steady in all areas. Inventory in our market areas has improved in the midrange values. The Bank participated in the “Welcome Home” program offered through the Federal Home Loan Bank of Cincinnati ("FHLB"). This program assists with grants for down payments. The funds are open to all members of FHLB and capped by overall funds available. The funds were depleted in a matter of hours so the Bank is pleased to have received approval for some of our customers.

Consumer loans decreased during the second quarter 2025 as compared to the first quarter. While other areas showed increases, we did experience a decrease in our auto loan portfolio segment. In response to that, the Bank offered an auto loan special in June that continued into July which has been received favorably.

Overall, asset quality metrics are still favorable. We continue to keep a watchful eye on the overall impact of pending tariffs, which may cause past dues and non-accruals to increase throughout the year. Our credit department continues to monitor all areas and complete stress testing to better prepare our responsiveness to market events.

Noninterest income was $3.9 million for the quarter which was up $219 thousand from second quarter 2024; however, down $227 thousand from last quarter and $64 thousand from fourth quarter 2024. Loan service income and interchange income both decreased as compared to first quarter 2025 and fourth quarter 2024.

Noninterest expense was higher in second quarter 2025 by $1.9 million as compared to same quarter 2024 and $3.2 million higher than fourth quarter 2024. Looking at the difference between the second quarter comparisons, increased employee benefits, specifically group medical insurance was up $132 thousand in 2025 along with payroll taxes increasing by $19 thousand. Consulting services increased by $296 thousand. Most of the increase was related to the use of a consultant to negotiate our core processor services agreement and to explore additional ancillary products to the core banking system. While the base contract negotiation is complete, the consultant will continue to be used. The benefits of using the consultant have far outweighed the cost and will continue to be realized after our consultant services have ended. That being said, data processing and ATM expense increased a combined $973 thousand. In comparing second quarter 2025 to fourth quarter 2024, $664 thousand of the increase is attributable to salary and benefits expenses. Net occupancy and furniture and equipment expenses amounted to a $385 thousand increase. Another $1.6 million in the difference is due to data processing, ATM expense and consulting expenses. Fourth quarter 2024 included a much higher usage of flex credits that were provided in the renegotiation of which some may be used on a wider range of services than others that are product specific. Smaller levels of flex credit will be realized going forward along with lower consulting fee levels throughout 2025.

The Company is encouraged by the higher-than-expected improvement in the net interest margin in the three and six months ended June 30, 2025. Overall net income, which was $2.0 million higher than second quarter 2024 and $758 thousand higher than first quarter 2025, continues on the path for a more profitable 2025. As with every year, challenges will present opportunities and the Bank has additional projects in the works to improve revenue while keeping an eye on costs. The Company remains well-capitalized with sound liquidity levels and strong asset quality; the future appears bright.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-seven full-service banking offices throughout Northwest Ohio, Northeast Indiana and Southeast Michigan along with a drive-up facility in Archbold. The Bank also operates four Loan Production Offices (LPOs), two in Ohio, one in Indiana and one in Michigan.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage as well as consumer lending activities. The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area of Ohio, Indiana and Michigan. Because the Bank's offices are primarily located in Northwest Ohio, Northeast Indiana and Southeast Michigan, a substantial amount of the loan portfolio is comprised of loans made to customers in the agricultural industry for such items as farmland, farm equipment and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a seven and ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. The Bank currently participates in three State of Ohio programs: Ag-Link, Grow Now and Home Saver Plus. What all three of these programs have in common, is the ability to provide the Bank an avenue to offer a product that saves both the Bank and the consumer savings over other traditional products. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area. The Bank began offering a low income home buyer mortgage program, currently Hometown Advantage Mortgage Program, in November of 2023.

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

At June 30, 2025, we had 488 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

On March 30, 2023, the Consumer Financial Protection Bureau (CFPB) issued final rules which amended Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions were required to collect and report data on covered credit applications involving small businesses, including those businesses owned by women or minorities. Small businesses were defined as those businesses (including agricultural businesses) which had gross annual revenue of $5 million of less during its most recent fiscal year. Data collection included demographic information collected from a loan applicant regarding that applicant’s status as a minority-owned business, a women-owned business, and an LGBTQI+-owned business, as well as the applicant’s principal owners’ ethnicity, race, and sex. Implementation of these final rules would involve significant changes to processes and procedures along with new software configurations to accommodate and capture required data points regarding applications and final action taken. Data would be reported to the CFPB which would then make aggregated information publicly available. These new final rules had a phased implementation period with the largest lenders being required to collect and report data first. A Lender, such as the Bank, that originated at least 500 covered small business loans annually, data collection would have originally commenced on April 1, 2025.

A lawsuit filed in April 2023 by the Texas Bankers Association and Rio Bank based in McAllen, Texas in the U.S. District Court for the Southern District of Texas challenged the CFPB's final rule implementing Section 1071 of the Dodd-Frank Act. Shortly thereafter, the American Bankers Association joined the lawsuit as a plaintiff. The argument was the final rule far exceeded the statutory scope of Section 1071, failed to take into consideration relevant industry comments, and did not conduct appropriate cost-benefit analysis. Additionally, the constitutionality of the CFPB was challenged based on its funding structure, and was also based upon another pending lawsuit which awaited a hearing by the U.S. Supreme Court regarding CFPB's funding. On July 31, 2023, an injunction was granted by a federal judge in the Southern District of Texas banning the CFPB from requiring Rio Bank, and members of both the Texas Bankers Association and the American Bankers Association from complying with the final rules implementing Section 1071 of the Dodd-Frank Act until the Supreme Court of the United States rules on the CFPB's funding. On August 4, 2023, a motion was filed by the Independent Community Bankers of America, the Independent Bankers Association of Texas, and Texas First Bank in the U.S. District Court for the Southern District of Texas requesting expansion of the injunction previously granted. In late October 2023, the federal judge granted the expansion of the injunctive relief to provide a nationwide injunction to all community banks and covered financial institutions thus ensuring relief was not limited by trade association membership. The U.S. Supreme Court issued its long-awaited decision on the challenge to the CFPB’s funding mechanism in May 2024 ruling that the CFPB’s funding does not violate the U.S. Constitution’s Appropriations Clause. Subsequently, the CFPB issued an interim final rule on June 25, 2024, to make date related adjustments on a day for day basis based on recent court orders involving ongoing litigation. This extended compliance dates for beginning data collection by 290 days. As of February 7, 2025, an order issued by the New Orleans First Circuit Court of Appeals granted a stay pending appeal and deadlines for compliance were extended further.

Most recently, on June 18, 2025, in light of recent court orders and ongoing litigation, the CFPB published an interim final rule along with a request for public comment. The mandatory compliance dates for the Section 1071 rule were again extended, however, these new mandatory compliance dates do not override the Circuit Court's order that stayed the mandatory compliance dates indefinitely. The Bank, as a member of the American Bankers Association, remains impacted by the stay of the mandatory compliance dates. The CFPB has stated plans to begin new 1071 rulemaking with the issuance of a notice of proposed rulemaking. The Bank remains attentive to these recent developments.

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

In July 2025, the Basel Committee on Banking Supervision initiated the implementation of the final phase of the Basel III regulatory capital reforms, commonly referred to as the “Basel III Endgame.” These reforms introduce more stringent capital requirements, revise standardized approaches for credit and operational risks, and eliminate the use of internal models for certain risk calculations. While these changes primarily impact large global banks with assets exceeding $100 billion, the evolving regulatory environment underscores the importance of capital planning and risk management at all banking organizations. We continue to monitor developments to assess any indirect implications for our capital adequacy and regulatory compliance framework.

In July 2025, new federal legislation known as the GENIUS Act was enacted to establish a comprehensive regulatory framework for payment stablecoins issued by banking organizations and their subsidiaries. The GENIUS Act imposes requirements including asset reserve standards, enhanced reporting, independent audits, and supervisory oversight specific to payment stablecoin issuance. As a bank holding company, we are assessing the potential opportunities and compliance obligations under this new law, which could affect our strategic initiatives in digital asset and payment innovation. We continue to evaluate the operational, legal, and regulatory implications of the GENIUS Act as part of our ongoing digital asset strategy.

With regard to all regulatory matters, the Company and the Bank remain committed in making good faith efforts to comply with technical requirements of the laws, rules, regulations, and guidance from both federal and state agencies which govern its activities.

CRITICAL ACCOUNTING ESTIMATES

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $11.9 million and $10.7 million at June 30, 2025 and December 31, 2024, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation of repayments.

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

The Company is utilizing peer data from a peer group of banks in the region of Ohio, Michigan and Indiana with asset sizes less than $5 billion as of June 30, 2025. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. Annual projections are broken down using a straight-line approach for quarterly changes.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $91 thousand at June 30, 2025 and $52 thousand at December 31, 2024. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For 2025, the Company plans to have modest loan growth and to continue to focus on earnings improvement. Paydowns and payoffs will be used to fund originations to existing customers and to build relationships in our newer markets. Loan balances as of June 30, 2025, were $63.9 million or 2.5% higher than December 31, 2024 balances and there remains $96.4 million of funds committed to complete construction projects of commercial customers as of June 30, 2025.

The Company continues to focus on growth in the areas of core deposits and the expansion of contingency funding. Growing deposits has been a focus especially in our newer markets since 2024. Core deposits provide additional opportunities for noninterest income. The Bank offers the Insured Cash Sweep (ICS) product and CDARS, a certificate of deposit registry, accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities needed. The Bank’s uninsured deposit ratio remains low at 11.9%. As of June 30, 2025, total uninsured deposits of the Bank were $322.7 million of $2.7 billion total deposits. If the amount of coverage is adjusted for what is insured solely by FDIC, the percentage is 21.9% or $592.3 million of uninsured deposits as of June 30, 2025. The underlying difference between these two percentages is the protection required for public funds for which the Bank pledges securities. A State insurance fund exists for public funds in Indiana. The state of Michigan also does not require the pledging of collateral for public funds, though some entities do request it.

Deposits have increased $23.6 million as of June 30, 2025 since December 31, 2024, while cash and cash equivalents have decreased $88.1 million over the same time period. Cash balances have been used to fund loan growth and to repay maturing FHLB advances. The $88.2 million of cash holdings represents 2.6% of total assets and 3.3% of total deposits as of June 30, 2025. Even though we are currently below the Bank’s internal guideline of 3.5% of cash holdings to total assets, management is comfortable with our position based on our cash forecast modeling. If differences would arise between actual cash and the forecast, the Bank has access to ample short term funding sources. Since June 30, 2024, deposits have increased $69.2 million, or 2.6%, while cash and cash equivalents have decreased $104.8 million or 54.3%. Management has continued to hold biweekly sub-ALCO meetings, of which liquidity is a topic of discussion, in order to be more responsive to opportunities and threats as they arise.

During the first six months of 2025, borrowings from the FHLB decreased $57.6 million with $56.5 million maturing in the second quarter and the remainder through normal paydowns. The Bank utilized four sources for brokered CDs in 2024 for a total of $26.9 million. This was done to establish relationships to test the access of such funds and to decrease the cost of funds going forward. To assure a proper net interest margin over the 3 and 4-year time period of these CDs, the Bank internally looked at loan originations in the quarter with similar or slightly longer fixed interest rate periods. The Bank also tested all correspondent borrowing lines during the first quarter of 2025 to assure availability should the need arise. The availability for overnight borrowing on unsecured Federal Funds lines is $163.0 million. Combining the available line of credit at the holding company level, the Company has $178.0 million overnight borrowing availability.

In comparing to the same prior year period, the June 30, 2025 (at amortized cost) loan balances of $2.6 billion accounted for $65.8 million or 2.6% increase when compared to same period 2024. Individual growth was comprised of 9.4% in non-real estate commercial loans, 3.3% in commercial real estate loans and 10.5% in agricultural loans. Consumer real estate loans decreased by 0.4% while consumer loans decreased by 16.2%. Agricultural related loans increased 3.7% year over year. Individual growth was comprised of 10.5% in non-real estate agricultural loans partially offset by a decline of 0.7% in agricultural real estate loans. Other loans decreased by 6.8%. The Company's strong team of lenders remain focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown by portfolio segment as of June 30, for the last three years, at amortized cost.

	(In Thousands)
	June 30, 2025	June 30, 2024	June 30, 2023
Consumer Real Estate	$524,206	$526,054	$506,842
Agricultural Real Estate	220,760	222,280	230,531
Agricultural	158,241	143,257	128,593
Commercial Real Estate	1,343,570	1,301,256	1,278,445
Commercial and Industrial	293,544	268,227	253,248
Consumer	59,973	71,603	89,138
Other	24,653	26,449	28,996

Total Loans, amortized cost	$2,624,947	$2,559,126	$2,515,793

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Gross commercial real estate loans, excluding deferred loan fees and costs, represented 51.25% of the Company's total gross loan portfolio as of June 30, 2025. The tables below present the commercial real estate (CRE) portfolio segment by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$281,599	20.92%	10.72%
Retail	213,309	15.85%	8.12%
Multi-family	213,029	15.83%	8.11%
Hotels	172,026	12.78%	6.55%
Office	139,844	10.39%	5.33%
Gas Stations	77,527	5.76%	2.95%
Food Service	52,205	3.88%	1.99%
Senior Living	31,088	2.31%	1.18%
Development	28,565	2.12%	1.09%
Auto Dealers	26,744	1.99%	1.02%
Other	110,017	8.17%	4.19%
Total CRE	$1,345,953	100.00%	51.25%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Owner occupied	$572,846	42.56%
Non-owner occupied	531,513	39.49%
Multi-family	213,029	15.83%
Land & Development	28,565	2.12%
Total CRE	$1,345,953	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$469,850	34.91%
Northwest Ohio	328,177	24.38%
Fort Wayne, Indiana	159,334	11.84%
Columbus, Ohio	143,294	10.65%
Greater Indianapolis, Indiana	77,124	5.73%
Dayton/Cincinnati, Ohio	53,047	3.94%
Other	115,127	8.55%
Total CRE	$1,345,953	100.00%

CRE Grades	June 30, 2025	December 31, 2024	December 31, 2023
2	2.38%	0.53%	0.55%
3	46.34%	38.99%	36.33%
4	45.42%	56.69%	58.00%
5	3.03%	1.12%	5.07%
6	2.83%	2.67%	0.05%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of June 30, 2025.

	(In Thousands)
	June 30, 2025
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$13,549	$24,600	$172,843	$314,468
Agricultural Real Estate	10,405	8,455	66,768	135,370
Agricultural	96,083	48,865	9,046	4,253
Commercial Real Estate	103,246	471,062	576,220	193,088
Commercial and Industrial	131,336	95,341	66,437	533
Consumer	2,454	45,154	12,433	35
Other	204	576	23,874	-

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposit generating efforts and additional borrowings. For short term needs, the Bank has the unsecured borrowing capacity through its correspondent banks mentioned above along with access to $167.9 million through a Cash Management Advance with the FHLB as of June 30, 2025. The Bank's secured borrowing capacity limits at the FHLB would have allowed draws based on current collateral pledging of $230.2 million on June 30, 2025.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2024 and 2025. The security portfolio increased in the first six months of 2025 from year end 2024 due to purchases of $29.8 million offset by maturities and paydowns of $32.8 million, net amortization of $0.1 million and a $7.6 million decrease in unrealized losses. The amount of pledged investment securities increased by $16.4 million as compared to year end and increased $34.4 million as compared to June 30, 2024. As of June 30, 2025 pledged investment securities totaled $268.1 million. The Company plans to make additional purchases of securities the remainder of the year for the purposes of increasing our investment holdings in Community Reinvestment Act (CRA) qualifying securities, liquidity and contingency planning and as a means of balance sheet gap management.

As mentioned previously, an additional $230.2 million is also available to the Bank from the FHLB based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. The CRE holdings may be adjusted quarterly to replace paydowns or increase availability of funds. Based on total asset capacity, the Bank would have nearly $1.2 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets decreased 0.6% or $19.0 million since year end 2024. The largest areas of growth occurred in the loan portfolio of $63.9 million and in the security portfolio of $4.5 million offset by a decrease in cash and cash equivalents of $88.1 million, all of which were discussed above.

Total liabilities decreased $34.5 million or 1.1% since year end 2024. The largest change was a decrease in the FHLB borrowings of $57.6 million of which $56.5 million was due to advances maturing in second quarter 2025. Offsetting the decreased borrowings was total deposits growth of $23.6 million or 0.9%. The mix of deposits saw increases in interest bearing checking, savings and money market deposits offset by decreases in time deposit accounts and noninterest bearing accounts since December 31, 2024. The Bank has adjusted its checking product offerings to decrease the number of overall types and provide better service to our customers.

Shareholders’ equity increased by $15.6 million as of June 30, 2025 compared to year end 2024. Earnings exceeded dividend declarations during the six months ended June 30, 2025. Accumulated other comprehensive loss decreased in unrealized loss position by $6.0 million from December 2024 to an unrealized loss of $19.2 million on June 30, 2025. Dividends declared remained unchanged from the prior quarter at $0.22125 per share and were 0.6% over second quarter 2024’s $0.22 per share. Compared to June 30, 2024, shareholders’ equity increased 8.7% or $28.1 million with $9.4 million attributed to an improvement in accumulated other comprehensive loss. Net income was higher for the quarter ended June 2025 compared to

June 2024 by $2.0 million and $758 thousand higher than first quarter 2025. We are encouraged that net interest income has continued to improve quarter over quarter since third quarter 2023.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of June 30, 2025, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.35 million dividend during the second quarter of 2025.

The Bank continues to be well-capitalized at June 30, 2025 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.16%
Risk Based Capital Tier I	11.39%
Total Risk Based Capital	12.43%
Stockholders' Equity/Total Assets	11.18%
Capital Conservation Buffer	4.43%

The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 was over $2.5 million. This adjustment decreased to $1.7 million for 2024 and $843 thousand for 2025.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2025 and 2024

Interest Income

When comparing second quarter 2025 to second quarter 2024, average loan balances grew $60.9 million which represented a 2.4% increase in a one-year time period. Interest income on loans increased $2.9 million or 8.0% as compared to the quarter ended June 30, 2024. Loan interest income for second quarter 2025 included $546 thousand of fee income related to interest rate swap transactions compared to $20 thousand for second quarter 2024. The associated impact to loan yield and total asset yield for second quarter 2025 was 8 basis points and 7 basis points, respectively, whereas the impact to loan yield was only 1 basis point for second quarter 2024. During the second quarter 2024, the Company recognized loan interest income of slightly more than $1.0 million related to the payoff of one nonaccrual relationship of which approximately $185 thousand was earned in second quarter 2024. The Company's loan portfolio is 42.5% variable rate with 25.8% of total loans subject to repricing within the next three months.

The available-for-sale securities portfolio increased in average balances by $63.6 million when comparing to the same quarter in 2024 with the income associated with the security portfolio increasing $1.0 million over second quarter 2024. The increased balances were the result of increasing our holdings for liquidity and contingency planning purposes and to improve our investments in CRA qualifying securities. Federal funds sold and interest bearing deposits decreased in average balances by $87.7 million as compared to the same quarter in 2024 with decreased income of approximately $1.7 million for the current quarter. The decreased balances are the result of funding loan growth, purchases of available-for-sale securities and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $36.8 million and interest income for the quarter comparisons was higher for second quarter 2025 by 5.7% or $2.3 million as compared to second quarter 2024. Rate changes between periods have contributed to approximately 104.6% of the growth.

Annualized yield, for the quarter ended June 30, 2025, was 5.45% as compared to 5.22% for the quarter ended June 30, 2024. The following charts demonstrate loan rate increases accounted for 70.3% of the increased loan interest income while increased loan balances accounted for the remaining 29.7%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $115 thousand for second quarter 2025 and 2024 which resulted in a federal tax savings of $24 thousand.

	(In Thousands)
	Quarter to Date Ended June 30, 2025		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2025	June 30, 2024
Loans	$2,617,278	$39,530	6.04%	5.73%
Taxable investment securities	459,298	2,837	2.47%	1.82%
Tax-exempt investment securities	16,682	74	2.25%	1.99%
Fed funds sold & other	99,964	1,051	4.21%	5.77%
Total Interest Earning Assets	$3,193,222	$43,492	5.45%	5.22%

Change in Interest Income Quarter to Date June 30, 2025 Compared to June 30, 2024

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$2,937	$871	$2,066
Taxable investment securities	1,055	309	746
Tax-exempt investment securities	(8)	(21)	13
Fed funds sold & other	(1,658)	(1,266)	(392)
Total Interest Earning Assets	$2,326	$(107)	$2,433

Interest Expense

Contributing to the increased net interest income for the quarter was a decrease in interest expense of $2.0 million or 10.2% compared to second quarter 2024. Since 2024, average interest bearing deposit balances have increased $63.7 million or 2.9% while the Company recognized $1.7 million less in interest expense for the most recent quarter. During 2024, the Federal Reserve decreased the federal funds rate by 50 basis points in September and 25 basis points in November and December. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest bearing deposit balances accounted for 19.4% of additional interest bearing deposit expense while rate decreases accounted for decreased interest bearing deposit expense of 119.4%.

Interest expense on borrowed funds decreased $331 thousand in the second quarter 2025 over the same time frame in 2024 due to the repayment of FHLB advances. During the current quarter, FHLB borrowings of $57.0 million were repaid compared to new FHLB borrowings of $15.0 million and repayment of $5.5 million in second quarter 2024. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $4 thousand compared to second quarter 2024 due to the decrease of $420 thousand in average balances. Cost of funds decreased even with growth in interest bearing deposit balances offset by decreased borrowings and decreased noninterest bearing deposits balances of $4.9 million compared to second quarter 2024. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in. The average cost of funds decreased to 2.83% in second quarter 2025 compared to 3.18% in second quarter 2024. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended June 30, 2025		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2025	June 30, 2024
NOW accounts and savings deposits	$1,599,067	$9,479	2.37%	2.73%
Time deposits	626,036	5,334	3.41%	3.77%
Borrowed funds	228,708	2,411	4.22%	4.14%
Fed funds purchased & securities sold under agreement to repurchase	27,301	272	3.99%	3.98%
Subordinated notes	34,856	285	3.27%	3.28%
Total Interest Bearing Liabilities	$2,515,968	$17,781	2.83%	3.18%

Change in Interest Expense Quarter to Date June 30, 2025 Compared to June 30, 2024

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(714)	$725	$(1,439)
Time deposits	(961)	(401)	(560)
Borrowed funds	(331)	(378)	47
Fed funds purchased & securities sold under agreement to repurchase	(4)	(4)	-
Subordinated notes	-	1	(1)
Total Interest Bearing Liabilities	$(2,010)	$(57)	$(1,953)

As the following chart indicates, the improvement in yields on interest earning assets of 23 basis points combined with the decreased cost of funds of 35 basis points equated to a 58 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	June 30, 2025	June 30, 2024	June 30, 2023
Interest/Dividend income/yield	5.45%	5.22%	4.53%
Interest Expense/cost	2.83%	3.18%	2.35%
Net Interest Spread	2.62%	2.04%	2.18%
Net Interest Margin	3.22%	2.71%	2.73%

Net Interest Income

Net interest income increased approximately $4.3 million for the second quarter 2025 over the same time frame in 2024 due to the increase in interest income of $2.3 million combined with the interest expense decrease of approximately $2.0 million as previously mentioned. As the new loans added in 2024 and 2025 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets increased to 82.0% in second quarter 2025 compared to 81.0% in second quarter 2024. Loans to total assets increased to 77.7% in second quarter 2025 compared to 77.2% for the same period 2024. The percentage of earning assets to total assets decreased to 94.8% for the three months ended June 30, 2025 compared to 95.3% for the three months ended June 30, 2024. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing decrease in cost of funds.

Comparison of Noninterest Results of Operations for three month periods ended June 30, 2025 and 2024

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses increased $56 thousand for the three months ended June 30, 2025 as compared to the same period in 2024. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $47 thousand higher during the three months ended June 30, 2025 than the same period in 2024 with all loan charge-offs for the current quarter in the consumer portfolio segment. Recoveries were $26 thousand higher during the three months ended June 30, 2025 as compared to same period in 2024 with 75.0% of total current quarter recoveries in the consumer portfolio segment. Combined net charge-offs were $21 thousand higher in the three months ended June 30, 2025 than the same time period 2024. All of the time periods in 2024 and 2025 had net charge-offs to total loans ratios of 0.01% or lower attesting to the strong asset quality of the Bank's loan portfolio.

Loans past due 30 or more days decreased $681 thousand at June 30, 2025 as compared to June 30, 2024. The largest changes were attributed to the combined decrease of past due balances of $810 thousand in the agricultural and commercial real estate portfolio segments. The agricultural real estate portfolio segment past due balances increased $322 thousand for the same time period.

The following table breaks down the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended June 30, 2025, 2024, and 2023.

	(In Thousands)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Loans, amortized cost	$2,624,947	$2,559,126	$2,515,793
Daily average of outstanding loans	$2,615,365	$2,556,037	$2,476,795
Nonaccrual loans	$3,745	$2,487	$6,295
Nonperforming loans*	$3,745	$2,487	$6,295

Allowance for Credit Losses - April 1,	$26,352	$24,680	$24,634
Loans Charged off:
Consumer Real Estate	-	3	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	-	-	-
Consumer	132	82	60
	132	85	60
Loan Recoveries:
Consumer Real Estate	1	1	6
Agriculture Real Estate	-	-	104
Agricultural	1	-	-
Commercial Real Estate	16	1	3
Commercial and Industrial	6	39	6
Consumer	72	29	74
	96	70	193
Net Charge Offs (Recoveries):
Consumer Real Estate	(1)	2	(6)
Agriculture Real Estate	-	-	(104)
Agricultural	(1)	-	-
Commercial Real Estate	(16)	(1)	(3)
Commercial and Industrial	(6)	(39)	(6)
Consumer	60	53	(14)
	36	15	(133)
Provision for Credit Losses	661	605	143
Allowance for Credit Losses - June 30,	26,977	25,270	24,910
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,308	1,928	2,099
Total Allowance for Credit Losses - June 30,	$28,285	$27,198	$27,009
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	-0.01%
Ratio of Nonaccrual Loans to Loans	0.14%	0.10%	0.25%
Ratio of the Allowance for Credit Losses to Loans	1.03%	0.99%	0.99%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	720.35%	1016.08%	395.71%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	720.35%	1016.08%	395.71%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at June 30, 2025 and June 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $1.9 million and $612 thousand, respectively, or a daily average outstanding balance of $1.9 million and $380 thousand, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of June 30, 2025 at $3.7 million as compared to $2.5 million as of June 30, 2024. The consumer real estate portfolio segment increased $1.4 million, or 83.5%, as compared June 30, 2024. The agricultural real estate portfolio segment increased $401 thousand, or 668.3%, as compared to June 30, 2024 while the agricultural portfolio segment only increased $13 thousand compared to June 30, 2024. The commercial real estate portfolio segment decreased 74.6% or $414 thousand compared to June 30, 2024. Nonaccrual loans in the commercial and industrial portfolio segment and the consumer portfolio segment also decreased $46 and $83 thousand, respectively, compared to June 30, 2024.

The commercial real estate portfolio segment along with the consumer portfolio segment accounted for the largest component of recoveries for the three months ended June 30, 2025 compared to the commercial and industrial portfolio segment and consumer portfolio segment which accounted for the largest components of recoveries for the three months ended June 30, 2024. The consumer portfolio segment accounted for the entirety of charge-offs for the three months ended June 30, 2025 while the consumer real estate portfolio segment and the consumer portfolio segment accounted for the largest components of charge-offs for the three months ended June 30, 2024.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans by category at June 30, 2025 and June 30, 2024.

	June 30, 2025			June 30, 2024
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loans	Amount (In Thousands)	% of ACL	% of Loans
Consumer Real Estate	$3,653	13.54%	19.97%	$3,201	12.67%	20.56%
Agricultural Real Estate	738	2.74%	8.41%	926	3.66%	8.68%
Agricultural	334	1.24%	6.03%	285	1.13%	5.60%
Commercial Real Estate	17,354	64.33%	51.19%	16,319	64.58%	50.85%
Commercial and Industrial	3,376	12.51%	11.18%	2,801	11.08%	10.48%
Consumer	945	3.50%	2.28%	1,172	4.64%	2.80%
Other	577	2.14%	0.94%	566	2.24%	1.03%
Allowance for Credit Losses	26,977	100.00%	100.00%	25,270	100.00%	100.00%
Off Balance Sheet Commitments	1,308			1,928
Total Allowance for Credit Losses	$28,285			$27,198

Noninterest Income

Noninterest income was up $219 thousand, or 5.9%, for the three months ended June 30, 2025 over the same time frame in 2024. Customer service fees increased by $141 thousand as compared to the three months ended June 30, 2024. Mortgage release fees and merchant services, which are included in customer service fees, increased $110 and $54 thousand, respectively, offset by a decrease in credit card fees of $27 thousand over the same time period in 2024. Other service fees increased by $121 thousand compared to the same period in 2024, which includes overdraft and returned check fees of $37 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $66 thousand. Servicing rights income for 1-4 family real estate and agricultural real estate loans increased $103 thousand as compared to the same period in 2024 due to an increase in real estate loans sold as discussed below. Offsetting the increases above were reductions of $71 and $34 thousand for interchange income and gain on sale of assets, respectively, compared to the same period in 2024.

The Company has seen strong and steady mortgage production volume partially due to the improvement of housing inventory in many of our markets. Although the volume of total originations of loans held for sale increased, the gain on the sale of these loans was $57 thousand lower for the three months ended June 30, 2025 over the same period in 2024. Total originations of loans held for sale for the three months ended June 30, 2025 were $17.2 million with proceeds from sale at $13.4 million for 2025 compared to 2024’s activity of $15.8 million in originations and $16.9 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the three months ended June 30, 2025 and 2024, loan servicing rights caused a net $44 thousand in income and $51 thousand in expense, respectively. Capitalized additions of agricultural real estate loan servicing rights were $76 thousand for the three months ended June 30, 2025 compared to no capitalized additions for the three months ended June 30, 2024. Amortization of agricultural real estate loan servicing rights were $74 thousand and $64 thousand for the three months ended June 30, 2025 and 2024, respectively. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.354% in the second quarter 2025 versus 1.147% in second quarter 2024. For 1-4 family real estate loans over 15 years, the value was 1.561% versus 1.318% for the same periods respectively. At June 30, 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $3 thousand valuation allowance for 1-4 family real estate and an $84 thousand valuation allowance for agricultural real estate servicing rights.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance	$5,853	$5,562	$5,753	$5,655
Capitalized Additions	239	136	515	211
Amortization	(195)	(187)	(371)	(355)
Ending Balance, June 30,	5,897	5,511	5,897	5,511
Valuation Allowance	(87)	(7)	(87)	(7)
Servicing Rights net, June 30,	$5,810	$5,504	$5,810	$5,504

Noninterest Expense

For the three months ended June 30, 2025, noninterest expenses were $1.9 million or 11.0% higher than for the same period in 2024. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, decreased $22 thousand in total. Deferred salary loans costs increased $271 thousand from last year and restricted stock expense increased $73 thousand which were offset by a decrease in incentive expense of $365 thousand compared to 2024. Benefits increased over 2024 by $153 thousand due to increased medical expense of $132 thousand and combined taxes and workmen's compensation of $19 thousand offset with reductions in pension of $12 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $29 thousand and building depreciation of $60 thousand. Furniture and equipment increased in total $7 thousand which was comprised of increases in maintenance contracts and repairs of $44 and $37 thousand, respectively, and decreases in depreciation and small equipment purchases of $54 and $17 thousand, respectively.

Consulting fees, which increased $296 thousand over the same period in 2024, included $227 thousand for time spent on additional ancillary products related to our core banking operating system in the current quarter. Data processing expenses and ATM expense increased a combined $973 thousand. Second quarter 2024 included a much higher usage of flex credits for data processing and ATM expenses that were provided in the renegotiation of the core processor contract. Some of the flex credits may be used on a wide range of services while others are product specific. General and administrative expense increased $423 thousand. The items on this line of significance include an increase in debit card losses and NSF check losses of $139 thousand combined, an increase in miscellaneous expenses of $103 thousand and decreased Directors' fees of $39 thousand.

Income Taxes

Income tax expense was $511 thousand higher for the three months ended June 30, 2025 compared to the same period in 2024 based mainly on higher earnings. Amortization of qualified affordable housing projects caused income tax expense to increase $112 thousand and $110 thousand for the three months ended June 30, 2025 and 2024, respectively, as presented in Note 8. Effective tax rates were 20.50% and 20.63% for 2025 and 2024, respectively. Excluding the additional $112 and $110 thousand of income tax expense, the effective tax rates would have been 19.34% and 19.09% for the three months ended June 30, 2025 and 2024, respectively.

Net Income

Overall, net income in the three months ended June 30, 2025 was up $2.0 million or 35.7% to $7.7 million as compared to last year's $5.7 million. The biggest contributor to the improvement was net interest income. Net interest income was up $4.3 million or 20.3% due to both increased interest income and decreased interest expense. Provision for credit losses for loans and unfunded commitments increased $101 thousand compared to 2024. Noninterest income increased $219 thousand and noninterest expense increased $1.9 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2025 and 2024

Interest Income

When comparing the six months ended June 30, 2025 and June 30, 2024, average loan balances grew $31.2 million which represented a 1.2% increase in a one-year time period. Interest income on loans increased $4.8 million or 6.7% as compared to the six months ended June 30, 2024. Loan interest income for the six months ended June 30, 2025 included $831 thousand of fee income related to interest rate swap transactions compared to $117 thousand for the six months ended June 30, 2024. The associated impact to loan yield and total asset yield for the first six months of 2025 was 7 basis points and 5 basis points, respectively, whereas the impact to loan yield and total asset yield was only 1 basis point for both the first six months of 2024. During the second quarter 2024, the Company recognized loan interest income of slightly more than $1.0 million related to the payoff of one nonaccrual relationship of which approximately $379 thousand was earned in 2024. The Company's loan portfolio is 42.5% variable rate with 25.9% of total loans subject to repricing during the remainder of 2025 and 37.5% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio increased in average balances by $67.0 million when comparing to the same time period in 2024 with the income associated with the security portfolio increasing $2.1 million over the six months ended June 30, 2024. The increased balances were the result of increasing our holdings for liquidity and contingency planning purposes and to improve our investments in CRA qualifying securities. Federal funds sold and interest bearing deposits decreased in average balances by $46.2 million as compared to the same six month period ended June 30, 2024 with decreased income of $2.2 million for the current period. The decreased balances are the result of funding loan growth, purchases of available-for-sale securities and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $52.0 million and interest income for the period comparisons was higher for the six months ended June 30, 2025 by 5.9% or $4.7 million as compared to the six month period ended June 30, 2024. Rate changes between periods have contributed to approximately 97.7% of the growth.

Annualized yield, for the six months ended June 30, 2025, was 5.32% as compared to 5.11% for the comparable period ended June 30, 2024. The following charts demonstrate loan rate increases accounted for 81.8% of the increased loan interest income while increased loan balances accounted for the remaining 18.2%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $230 and $272 thousand for the six months ended June 2025 and 2024 which resulted in a federal tax savings of $48 and $57 thousand, respectively.

	(In Thousands)
	Year to Date Ended June 30, 2025		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2025	June 30, 2024
Loans	$2,598,011	$76,602	5.90%	5.60%
Taxable investment securities	458,903	5,576	2.43%	1.79%
Tax-exempt investment securities	17,501	152	2.20%	2.01%
Fed funds sold & other	102,851	2,164	4.21%	5.89%
Total Interest Earning Assets	$3,177,266	$84,494	5.32%	5.11%

Change in Interest Income Year to Date June 30, 2025 Compared to June 30, 2024

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$4,809	$874	$3,935
Taxable investment securities	2,108	631	1,477
Tax-exempt investment securities	(16)	(37)	21
Fed funds sold & other	(2,227)	(1,361)	(866)
Total Interest Earning Assets	$4,674	$107	$4,567

Interest Expense

Contributing to the increased net interest income for the first six months of 2025 was a decrease in interest expense of approximately $3.5 million or 9.0% compared to the same period in 2024. Since 2024, average interest bearing deposit balances have increased $24.5 million or 1.2% while the Company recognized $3.0 million less in interest expense for the most recent six months. During 2024, the Federal Reserve decreased the federal funds rate by 50 basis points in September and 25 basis points in November and December. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest bearing deposit balances accounted for 5.4% of additional interest bearing deposit expense while rate decreases accounted for decreased interest bearing deposit expense of 105.4%.

Interest expense on borrowed funds decreased $470 thousand in the six months ended June 30, 2025 over the same time frame in 2024 due to the repayment of FHLB advances. During the current six months, FHLB borrowings of $57.6 million were repaid compared to new FHLB borrowings of $15.0 million and repayments of $14.6 million in 2024. Interest expense on fed funds purchased and securities sold under agreement to repurchase decreased $17 thousand compared to the first six months of 2024 due to the decrease of $698 thousand in average balances. Cost of funds decreased even with growth in interest bearing deposit balances offset by decreased borrowings compared to 2024. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in. The average cost of funds decreased to 2.84% for the six months ended June 30, 2025 compared to 3.12% for the six months ended June 30, 2024. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Year to Date Ended June 30, 2025		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2025	June 30, 2024
NOW accounts and savings deposits	$1,524,965	$18,043	2.37%	2.67%
Time deposits	626,767	10,758	3.43%	3.69%
Borrowed funds	237,185	4,961	4.18%	4.11%
Fed funds purchased & securities sold under agreement to repurchase	27,391	543	3.96%	3.99%
Subordinated notes	34,842	569	3.27%	3.28%
Total Interest Bearing Liabilities	$2,451,150	$34,874	2.84%	3.12%

Change in Interest Expense Year to Date June 30, 2025 Compared to June 30, 2024

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(1,557)	$765	$(2,322)
Time deposits	(1,409)	(605)	(804)
Borrowed funds	(470)	(556)	86
Fed funds purchased & securities sold under agreement to repurchase	(17)	(14)	(3)
Subordinated notes	-	2	(2)
Total Interest Bearing Liabilities	$(3,453)	$(408)	$(3,045)

As the following chart indicates, the improvement in yields on interest earning assets of 21 basis points combined with the decreased cost of funds of 28 basis points equated to a 49 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	June 30, 2025	June 30, 2024	June 30, 2023
Interest/Dividend income/yield	5.32%	5.11%	4.47%
Interest Expense/cost	2.84%	3.12%	2.10%
Net Interest Spread	2.48%	1.99%	2.37%
Net Interest Margin	3.13%	2.66%	2.87%

Net Interest Income

Net interest income increased approximately $8.1 million for the six months ended June 30, 2025 over the same time frame in 2024 due to the increase in interest income of $4.7 million combined with the interest expense decrease of approximately $3.5 million as previously mentioned. As the new loans added in 2024 and 2025 and loans repricing higher generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. Loans as a percentage of earning assets decreased to 81.8% for the six months ended 2025 compared to 82.1% for the six months ended 2024. Loans to total assets decreased to 77.6% for the six months ended 2025 compared to 78.2% for the same period 2024. The percentage of earning assets to total assets decreased to 94.9% for the six months ended 2025 compared to 95.2% for the six months ended 2024. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing decrease in cost of funds.

Comparison of Noninterest Results of Operations for six month periods ended June 30, 2025 and 2024

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Provision expense increased $1.2 million for the six months ended June 30, 2025, compared to the same period in 2024. As discussed more thoroughly below, the increase was primarily driven by a combination of higher net charge-offs, a rise in nonaccrual loans, and adjustments to qualitative factors reflecting elevated credit risk in certain portfolio segments. Loan charge-offs were $190 thousand higher during the six months ended June 30, 2025 than the same period in 2024. Recoveries were $61 thousand lower during the six months ended June 30, 2025 as compared to same period in 2024. Net charge-offs increased $251 thousand year-over-year, with the consumer loan segment accounting for the majority of losses. Nonaccrual loans increased by $1.3 million, or 53.4%, from June 30, 2024, due largely to deterioration in the consumer real estate and agricultural real estate portfolios. Management also factored in the continuing impact of high interest rates and inflationary pressures on borrower repayment capacity, particularly in rate-sensitive consumer and agricultural portfolios. These trends resulted in a higher modeled loss rate and adjustments to qualitative reserves.

Loans past due 30 or more days decreased $681 thousand at June 30, 2025 as compared to June 30, 2024. The largest changes were attributed to the combined decrease of past due balances of $810 thousand in the agricultural and commercial real estate portfolio segments. The agricultural real estate portfolio segment past due balances increased $322 thousand for the same time period.

The following table breaks down the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the six months ended June 30, 2025, 2024, and 2023.

	(In Thousands)
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Loans, amortized cost	$2,624,947	$2,559,126	$2,515,793
Daily average of outstanding loans	$2,596,431	$2,565,566	$2,437,148
Nonaccrual loans	$3,745	$2,487	$6,295
Nonperforming loans*	$3,745	$2,487	$6,295

Allowance for Credit Losses - January 1,	$25,826	$25,024	$20,313
Adjustment for accounting change	-	-	3,564
Loans Charged off:
Consumer Real Estate	-	13	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	25	101	-
Consumer	442	163	182
	467	277	182
Loan Recoveries:
Consumer Real Estate	2	5	13
Agriculture Real Estate	-	-	104
Agricultural	10	-	-
Commercial Real Estate	19	4	5
Commercial and Industrial	12	105	12
Consumer	103	93	121
	146	207	255
Net Charge Offs (Recoveries):
Consumer Real Estate	(2)	8	(13)
Agriculture Real Estate	-	-	(104)
Agricultural	(10)	-	-
Commercial Real Estate	(19)	(4)	(5)
Commercial and Industrial	13	(4)	(12)
Consumer	339	70	61
	321	70	(73)
Provision for Credit Losses	1,472	316	960
Allowance for Credit Losses - June 30,	26,977	25,270	24,910
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,308	1,928	2,099
Total Allowance for Credit Losses - June 30,	$28,285	$27,198	$27,009
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.14%	0.10%	0.25%
Ratio of the Allowance for Credit Losses to Loans	1.03%	0.99%	0.99%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	720.35%	1016.08%	395.71%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	720.35%	1016.08%	395.71%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at June 30, 2025 and June 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $1.9 million and $612 thousand, respectively, or a daily average outstanding balance of $1.6 million and $1.2 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of June 30, 2025 at $3.7 million as compared to $2.5 million as of June 30, 2024. The consumer real estate portfolio segment increased $1.4 million, or 83.5%, as compared June 30, 2024. The agricultural real estate portfolio segment increased $401 thousand, or 668.3%, as compared to June 30, 2024 while the agricultural portfolio segment only increased $13 thousand compared to June 30, 2024. The commercial real estate portfolio segment decreased 74.6% or $414 thousand compared to June 30, 2024. Nonaccrual loans in the commercial and industrial portfolio segment and the consumer portfolio segment also decreased $46 and $83 thousand, respectively, compared to June 30, 2024.

The consumer portfolio segment accounted for the largest component of recoveries and of charge-offs for the six months ended June 30, 2025 versus the commercial and industrial portfolio segment and consumer portfolio segment which accounted for the largest components of recoveries and of charge-offs for the six months ended June 30, 2024.

Noninterest Income

Noninterest income was up $435 thousand, or 5.7%, for the six months ended June 30, 2025 over the same time frame in 2024. Other service fees increased by $188 thousand as compared to the six months ended June 30, 2024 which includes increased overdraft and returned check charge fees of $69 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $86 thousand. Customer service fees decreased by $76 thousand compared to the same period in 2024. Mortgage release fees, credit card fees and miscellaneous customer service fees, which are included in customer service fees, decreased $38, $62 and $71 thousand, respectively, while merchant services increased $95 thousand for the same time period in 2024. Servicing rights income for 1-4 family real estate and agricultural real estate loans increased $304 thousand as compared to the same period in 2024 due to an increase in real estate loans sold as discussed below. Bank owned life insurance cash surrender value increased $31 thousand while interchange income decreased by $79 thousand as compared to 2024.

The Company has seen improvement in mortgage production volume partially due to the improvement of housing inventory in many of our markets. The gain on the sale of these loans was $120 thousand higher for the six months ended June 30, 2025 over the same period in 2024. Total originations of loans held for sale for the six months ended June 30, 2025 were $30.2 million with proceeds from sale at $27.3 million for 2025 compared to 2024’s activity of $23.4 million in originations and $23.7 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The table showing the impact of loan servicing rights, both to income and expense, can be seen in the three month comparison section. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the six months ended June 30, 2025 and 2024, loan servicing rights caused a net $144 thousand in income and $144 thousand in expense, respectively. Capitalized additions of agricultural real estate loan servicing rights were $246 thousand for the six months ended June 30, 2025 compared to no capitalized additions for the six months ended June 30, 2024. Amortization of agricultural real estate loan servicing rights were $139 thousand and $124 thousand for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $3 thousand valuation allowance for 1-4 family real estate and an $84 thousand valuation allowance for agricultural real estate servicing rights.

Noninterest Expense

For the six months ended June 30, 2025, noninterest expenses were $2.8 million or 8.1% higher than for the same period in 2024. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $10 thousand in total. Salaries and deferred salary loan costs increased $143 thousand from last year. Restricted stock expense decreased $8 thousand while incentive expense decreased $123 thousand from 2024. The increase in salaries was due to the investment in people for our strategic growth initiative and staffing of new offices. Benefits increased over 2024 with the increased medical expense of $324 thousand and combined taxes and workmen's compensation of $136 thousand offset with reductions in pension of $100 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $82 thousand, building depreciation of $120 thousand and building repairs and maintenance of $85 thousand. Furniture and equipment decreased $68 thousand.

Consulting fees increased $855 thousand over the same period in 2024 of which the majority was for time spent to our core banking operating system for the base contract negotiation and additional ancillary products. Data processing expenses and ATM expense increased a combined $1.0 million. The first six months of 2024 included a much higher usage of flex credits for data processing and ATM expenses that were provided in the renegotiation of the core processor contract. Some of the flex credits may be used on a wide range of services while others are product specific. General and administrative expense increased $574 thousand. The items on this line of significance include increases in charitable giving expenses of $51 thousand, combined debit card losses and NSF check losses of $129 thousand and miscellaneous expenses of $132 thousand over the same period in 2024.

Income Taxes

Income tax expense was $900 thousand higher for the six months ended June 30, 2025 compared to the same period in 2024 based mainly on higher earnings. Amortization of qualified affordable housing projects caused income tax expense to increase $224 thousand and $220 thousand for the six months ended June 30, 2025 and 2024, respectively, as presented in Note 8. Effective tax rates were 20.57% and 20.78% for 2025 and 2024, respectively. Excluding the additional $ 224 and $220 thousand of income tax expense, the effective tax rates would have been 19.35% and 19.20% for the six months ended June 30, 2025 and 2024, respectively.

Net Income

Overall, net income in the six months ended June 30, 2025 was up $3.6 million or 32.8% to $14.7 million as compared to last year's $11.0 million. The biggest contributor to the improvement was net interest income. Net interest income was up $8.1 million or 19.6% with increased interest income accounting for the largest contribution and decreased interest expense contributed at a lower amount. Provision for credit losses for loans and unfunded commitments increased $1.2 million compared to 2024. Noninterest income increased $435 thousand and noninterest expense increased $2.8 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

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

At June 30, 2025, the shocks presented assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.39%	-5.82%	Rising	3.00%	100,252	-8.82%
3.46%	-3.63%	Rising	2.00%	103,532	-5.83%
3.63%	0.97%	Rising	1.00%	109,591	-0.32%
3.59%	0.00%	Flat	0.00%	109,946	0.00%
3.50%	-2.74%	Falling	-1.00%	108,187	-1.60%
3.30%	-8.30%	Falling	-2.00%	103,487	-5.88%
3.14%	-12.69%	Falling	-3.00%	100,364	-8.72%

The Bank’s static balance sheet shifted from slightly asset-sensitive in March to mostly neutral in June. This shift was aided by a material addition of floating-rate liabilities combined with a deeper inversion in market rates for the 2–5-year points on the curve. This inversion brought down repricing rate assumptions for significant asset categories. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks with a 4.00% fluctuation and over a 24-month time frame. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds whereas savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. CD pricing has been more cautious in response to growing market and geopolitical uncertainties.

The Bank was aggressive in dropping its non-maturity deposit rates in the last 4 months of 2024 while the Fed was cutting their rate. We will have some continued opportunity to be aggressive with future Fed rate cuts, particularly with our higher deposit rates. While net interest income drops in a falling interest rate environment, there are potential revenues and other factors that can insulate the Bank’s overall income, such as prepayment penalty fees, mortgage fees, and rate floors. The Bank’s monthly cost of funds increased slightly from 2.81% in March to 2.83% in June. Older loans and investments will continue to reprice higher, in aggregate, in the next twelve months based on current rates. The Bank continues to review and adjust its assumptions concerning decay rates, deposit betas, key rate ties, and loan prepayment speeds. Rates are modified as index rates change. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction. The Company must continue its trajectory of improved pricing discipline for its new loans and deposits.

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

Emerging financial technologies such as digital assets, stablecoins, and distributed ledger systems may reduce the demand for traditional banking services and create new competitive pressures that adversely affect our business.

The rapid development and increasing regulatory acceptance of financial technologies such as digital assets (including cryptocurrencies and tokenized money), stablecoins, and distributed ledger technologies (DLT) could materially alter the landscape of financial services in the coming years. These technologies enable near-instantaneous value transfer, programmable money, and peer-to-peer settlement mechanisms, many of which may operate outside the traditional banking system.

Large technology companies, fintech platforms, and digital asset service providers—some of which are not subject to the same regulatory or capital constraints as depository institutions—are increasingly offering products that compete with core banking functions, such as payments, custody, lending, and liquidity management. The adoption of digital financial infrastructure by governments or central banks, such as central bank digital currencies (CBDCs), or by major corporate platforms could accelerate these shifts.

As a relatively small financial institution, we may be disproportionately impacted by these developments. Our ability to compete with larger institutions or well-capitalized technology entrants in developing or integrating such technologies is limited by our size, risk appetite, and regulatory obligations. A failure to adapt to or participate in these emerging ecosystems—either directly or through strategic partnerships—could erode our relevance in key banking functions, reduce our share of customer deposits and fee income, and adversely affect our long-term growth prospects and financial condition.

Risks Related to Regulation of Payment Stablecoins and Digital Assets

Recent federal legislation, including the GENIUS Act enacted in mid-2025, established new regulatory requirements for payment stablecoins issued by banking organizations and their subsidiaries. Compliance with these requirements involves maintaining adequate asset reserves, extensive reporting obligations, independent audits, and increased supervisory oversight. Our potential involvement in issuing or supporting payment stablecoins could expose us to regulatory compliance risks, increased operational costs, and evolving legal uncertainties. Additionally, rapid changes in digital asset regulation or adverse regulatory interpretations could adversely affect our business strategies and prospects in this emerging market, which could materially impact our financial condition and results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs (1)
4/1/2025 to 4/30/2025	—	—	—	650,000

5/1/2025 to 5/31/2025	—	—	—	650,000

6/1/2025 to 6/30/2025	—	—	—	650,000
Total	—	—	—	650,000

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
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
10.1	Farmers & Merchants Bancorp, Inc. 2025 Long-Term Incentive Plan
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	August 4, 2025	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	August 4, 2025	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer