Form 10-Q
period 2025-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2025-10-31
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,749,944
Class	Outstanding as of October 30, 2025

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - September 30, 2025 and December 31, 2024	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2025 and September 30, 2024	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2025 and September 30, 2024	6

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Nine Months Ended September 30, 2025 and September 30, 2024	7

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2025 and September 30, 2024	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	76

PART II.	OTHER INFORMATION	76

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

Signatures		81

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$116,448	$174,855
Federal funds sold	582	1,496
Total cash and cash equivalents	117,030	176,351
Interest-bearing time deposits	1,498	2,482
Securities - available-for-sale	422,773	426,556
Other securities, at cost	11,509	14,400
Loans held for sale	3,003	2,996
Loans, net of allowance for credit losses of $27,475 and $25,826	2,632,668	2,536,043
Premises and equipment	32,321	33,828
Goodwill	86,358	86,358
Loan servicing rights	5,537	5,656
Bank owned life insurance	35,602	34,872
Other assets	42,453	45,181
Total Assets	$3,390,752	$3,364,723

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$500,742	$516,904
Interest-bearing
NOW accounts	920,099	850,462
Savings	713,391	671,818
Time	617,679	647,581
Total deposits	2,751,911	2,686,765
Securities sold under agreements to repurchase	22,718	27,218
Federal Home Loan Bank (FHLB) advances	187,913	246,056
Subordinated notes, net of unamortized issuance costs	34,904	34,818
Dividend payable	3,091	2,996
Accrued expenses and other liabilities	28,435	31,659
Total liabilities	3,028,972	3,029,512

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value authorized 40,000,000 shares 9/30/25 and 20,000,000 shares 12/31/24; issued 14,564,425 shares 9/30/25 and 12/31/24; outstanding 13,749,827 shares 9/30/25 and 13,699,536 shares 12/31/24	135,170	135,565
Treasury stock - 814,598 shares 9/30/25 and 864,889 shares 12/31/24	(10,584)	(10,985)
Retained earnings	251,181	235,854
Accumulated other comprehensive loss	(13,987)	(25,223)
Total stockholders' equity	361,780	335,211
Total Liabilities and Stockholders' Equity	$3,390,752	$3,364,723

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2024, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Income
Loans, including fees	$41,013	$36,873	$117,615	$108,666
Debt securities:
U.S. Treasury and government agencies	2,224	1,467	6,552	3,660
Municipalities	366	387	1,117	1,170
Dividends	309	334	958	994
Federal funds sold	-	7	-	21
Other	572	2,833	2,736	7,210
Total interest income	44,484	41,901	128,978	121,721
Interest Expense
Deposits	15,060	16,947	43,861	48,714
Federal funds purchased and securities sold under agreements to repurchase	273	277	816	837
Borrowed funds	1,966	2,804	6,927	8,235
Subordinated notes	284	284	853	853
Total interest expense	17,583	20,312	52,457	58,639
Net Interest Income - Before Provision for Credit Losses	26,901	21,589	76,521	63,082
Provision for Credit Losses - Loans	557	282	2,029	598
Recovery of Credit Losses - Off Balance Sheet Credit Exposures	(272)	(267)	(505)	(551)
Net Interest Income - After Provision for Credit Losses	26,616	21,574	74,997	63,035
Noninterest Income
Customer service fees	370	300	1,081	1,087
Other service charges and fees	1,349	1,155	3,679	3,297
Interchange income	1,273	1,315	3,953	4,074
Loan servicing income	674	710	2,065	1,762
Net gain on sale of loans	444	215	985	636
Increase in cash surrender value of bank owned life insurance	247	265	730	717
Gain (Loss) on sale of other assets owned	-	-	(39)	49
Total noninterest income	4,357	3,960	12,454	11,622

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest Expense
Salaries and wages	8,108	7,713	23,553	23,148
Employee benefits	2,273	2,112	6,942	6,395
Net occupancy expense	1,104	1,054	3,378	3,080
Furniture and equipment	1,532	1,472	4,224	4,232
Data processing	1,109	339	2,723	1,287
Franchise taxes	397	410	1,191	1,230
ATM expense	665	472	1,917	1,342
Advertising	674	597	1,533	1,646
FDIC assessment	428	516	1,341	1,603
Servicing rights amortization - net	586	219	947	574
Loan expense	362	244	918	724
Consulting fees	242	251	1,481	635
Professional fees	516	453	1,577	1,425
Intangible asset amortization	445	445	1,334	1,334
Other general and administrative	1,298	1,128	4,700	3,956
Total noninterest expense	19,739	17,425	57,759	52,611
Income Before Income Taxes	11,234	8,109	29,692	22,046
Income Taxes	2,380	1,593	6,176	4,489
Net Income	$8,854	$6,516	$23,516	$17,557
Basic Earnings Per Share	$0.64	$0.48	$1.71	$1.28
Diluted Earnings Per Share	$0.64	$0.48	$1.71	$1.28
Dividends Declared	$0.22750	$0.22125	$0.67000	$0.66125

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$8,854	$6,516	$23,516	$17,557
Other Comprehensive Income (Net of Tax):
Net unrealized gain on available-for-sale securities	6,610	11,664	14,223	12,200
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	-	-	-	-
Net unrealized gain on available-for-sale securities	6,610	11,664	14,223	12,200
Tax expense	1,388	2,449	2,987	2,562
Other comprehensive income	5,222	9,215	11,236	9,638
Comprehensive Income	$14,076	$15,731	$34,752	$27,195

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE Months Ended September 30, 2025

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2025	13,699,536	$135,565	$(10,985)	$235,854	$(25,223)	$335,211
Net income	-	-	-	6,952	-	6,952
Other comprehensive income	-	-	-	-	5,106	5,106
Purchase of treasury stock	(981)	-	(23)	-	-	(23)
Issuance of 20,731 shares of restricted stock (Net of forfeitures - 950)	19,781	(510)	240	270	-	-
Stock-based compensation expense	-	352	-	-	-	352
Cash dividends declared - $0.22125 per share	-	-	-	(2,997)	-	(2,997)
Balance - March 31, 2025	13,718,336	$135,407	$(10,768)	$240,079	$(20,117)	$344,601
Net income	-	-	-	7,710	-	7,710
Other comprehensive income	-	-	-	-	908	908
Forfeiture of 250 shares of restricted stock	(250)	6	(6)	-	-	-
Stock-based compensation expense	-	392	-	-	-	392
Director stock award	7,912	-	100	81	-	181
Cash dividends declared - $0.22125 per share	-	-	-	(3,000)	-	(3,000)
Balance - June 30, 2025	13,725,998	135,805	(10,674)	244,870	(19,209)	350,792
Net income	-	-	-	8,854	-	8,854
Other comprehensive income	-	-	-	-	5,222	5,222
Purchase of treasury stock	(12,584)	-	(338)	-	-	(338)
Issuance of 39,525 shares of restricted stock (Net of forfeitures - 3,400)	36,125	(968)	424	544	-	-
Stock-based compensation expense	-	333	-	-	-	333
Director stock award	288	-	4	4	-	8
Cash dividends declared - $0.2275 per share	-	-	-	(3,091)	-	(3,091)
Balance - September 30, 2025	13,749,827	$135,170	$(10,584)	$251,181	$(13,987)	$361,780

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE months Ended September 30, 2024

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2024	13,664,641	$135,515	$(11,040)	$221,080	$(29,012)	$316,543
Net income	-	-	-	5,359	-	5,359
Other comprehensive loss	-	-	-	-	(1,577)	(1,577)
Purchase of treasury stock	(4,490)	-	(94)	-	-	(94)
Issuance of 23,369 shares of restricted stock (Net of forfeitures - 250)	23,119	(467)	283	184	-	-
Stock-based compensation expense	-	434	-	-	-	434
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - March 31, 2024	13,683,270	135,482	(10,851)	223,648	(30,589)	317,690
Net income	-	-	-	5,682	-	5,682
Other comprehensive income	-	-	-	-	2,000	2,000
Purchase of treasury stock	(11,000)	-	(239)	-	-	(239)
Forfeiture of 1,200 shares of restricted stock	(1,200)	27	(26)	(1)	-	-
Stock-based compensation expense	-	320	-	-	-	320
Director stock award	8,874	-	110	76	-	186
Cash dividends declared - $0.22 per share	-	-	-	(2,975)	-	(2,975)
Balance - June 30, 2024	13,679,944	135,829	(11,006)	226,430	(28,589)	322,664
Net income	-	-	-	6,516	-	6,516
Other comprehensive income	-	-	-	-	9,215	9,215
Purchase of treasury stock	(12,901)	-	(331)	-	-	(331)
Issuance of 36,800 shares of restricted stock (Net of forfeitures - 1,250)	35,550	(950)	433	517	-	-
Stock-based compensation expense	-	314	-	-	-	314
Cash dividends declared - $0.22125 per share	-	-	-	(2,998)	-	(2,998)
Balance - September 30, 2024	13,702,593	$135,193	$(10,904)	$230,465	$(19,374)	$335,380

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net income	$23,516	$17,557
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,999	3,052
Amortization of premiums on available-for-sale securities, net	89	905
Capitalized additions to servicing rights	(828)	(570)
Servicing rights amortization and impairment	947	574
Amortization of core deposit intangible	1,242	1,242
Amortization of customer list intangible	92	92
Net accretion of fair value adjustments	(1,816)	(2,063)
Amortization of subordinated note issuance costs	86	87
Stock-based compensation expense	1,077	1,068
Director stock awards	189	186
Provision for credit losses - loans	2,029	598
Recovery of credit losses - off balance sheet credit exposures	(505)	(551)
Gain on sale of loans held for sale	(985)	(636)
Originations of loans held for sale	(44,991)	(36,545)
Proceeds from sale of loans held for sale	45,969	37,051
Gain on derivatives	(45)	(62)
Loss (Gain) on sale of other assets owned	39	(49)
Increase in cash surrender value of bank owned life insurance	(730)	(717)
Change in other assets and other liabilities, net	(5,061)	8,645
Net cash provided by operating activities	23,313	29,864
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	49,368	21,029
Sales	1,374	-
Purchases	(32,825)	(56,137)
Activity in other securities, at cost:
Purchases of FHLB stock	(1,026)	(1,789)
Proceeds from redemption of FHLB stock	3,917	1,518
Change in interest-bearing time deposits	984	13
Proceeds from sale of other assets owned	15	89
Additions to premises and equipment	(1,580)	(1,142)
Net (increase) decrease on loan originations and principal collections	(96,000)	45,672
Net cash (used in) provided by investing activities	(75,773)	9,253
Cash Flows from Financing Activities
Net change in deposits	65,146	77,350
Net change in federal funds purchased and securities sold under agreements to repurchase	(4,500)	(926)
Proceeds from FHLB advances	-	15,000
Repayment of FHLB advances	(58,153)	(17,650)
Purchase of treasury stock	(361)	(664)
Cash dividends paid on common stock	(8,993)	(8,924)
Net cash (used in) provided by financing activities	(6,861)	64,186
Net (Decrease) Increase in Cash and Cash Equivalents	(59,321)	103,303
Cash and Cash Equivalents - Beginning of year	176,351	142,201
Cash and Cash Equivalents - End of period	$117,030	$245,504

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental Information
Supplemental cash flow information:
Interest paid	$53,320	$57,571
Income taxes paid	6,687	1,900
Supplemental noncash disclosures:
Cash dividends declared not paid	3,091	2,998

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that are expected for the year ended December 31, 2025. The condensed consolidated balance sheet of the Company as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning Balance	$219	$450	$335	$566
Additions	-	-	-	-
Accretion	(57)	(58)	(173)	(174)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$162	$392	$162	$392

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning Balance	$782	$2,124	$1,453	$2,795
Additions	-	-	-	-
Accretion	(335)	(335)	(1,006)	(1,006)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$447	$1,789	$447	$1,789

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning Balance	$27	$206	$107	$294
Additions	2	-	2	-
Accretion	(29)	(44)	(108)	(132)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	(1)	-
Ending Balance	$-	$162	$-	$162

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

Changes in accretable yield, or income expected to be collected, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning Balance	$-	$146	$-	$363
Additions	-	-	-	-
Accretion	-	(109)	-	(327)
Reclassification from nonaccretable difference	-	-	-	1
Disposals	-	-	-	-
Ending Balance	$-	$37	$-	$37

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortization expense of the core deposit intangible for the nine months ended September 30, 2024 was $1.2 million. Of the approximately $1.7 million to be expensed in 2025, $1.2 million has been expensed for the nine months ended September 30, 2025. Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the nine months ended September 30, 2024 was $92 thousand. Of the $123 thousand to be expensed in 2025, $92 thousand has been expensed for the nine months ended September 30, 2025. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2025	$123
2026	123
2027	48
$294

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2025 and December 31, 2024, are as follows:

	(In Thousands)
	September 30, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$89,970	$115	$(2,778)	$87,307
U.S. Government agencies	140,990	86	(5,193)	135,883
Mortgage-backed securities	145,110	778	(8,265)	137,623
State and local governments	64,408	80	(2,528)	61,960
Total available-for-sale securities	$440,478	$1,059	$(18,764)	$422,773

	(In Thousands)
	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$111,397	$17	$(5,415)	$105,999
U.S. Government agencies	144,660	-	(9,494)	135,166
Mortgage-backed securities	133,268	17	(12,654)	120,631
State and local governments	69,159	28	(4,427)	64,760
Total available-for-sale securities	$458,484	$62	$(31,990)	$426,556

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2025
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(2,778)	$64,857	$(2,778)	$64,857
U.S. Government agencies	-	-	(5,193)	124,120	(5,193)	124,120
Mortgage-backed securities	(11)	6,445	(8,254)	69,976	(8,265)	76,421
State and local governments	(14)	1,366	(2,514)	54,244	(2,528)	55,610
Total available-for-sale securities	$(25)	$7,811	$(18,739)	$313,197	$(18,764)	$321,008

	(In Thousands)
	December 31, 2024
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(467)	$31,533	$(4,948)	$62,151	$(5,415)	$93,684
U.S. Government agencies	-	-	(9,494)	131,335	(9,494)	131,335
Mortgage-backed securities	(668)	51,236	(11,986)	66,877	(12,654)	118,113
State and local governments	(224)	8,631	(4,203)	53,091	(4,427)	61,722
Total available-for-sale securities	$(1,359)	$91,400	$(30,631)	$313,454	$(31,990)	$404,854

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from sales of securities totaled $1.4 million during the nine months ended September 30, 2025, resulting in no gross gains or losses. There were no sales of securities during the nine months ended September 30, 2024. There were no gross realized gains or losses for the three and nine months ended September 30, 2025 and September 30, 2024.

Net realized gains (losses) on sales and related tax expense (benefit) are reclassified out of accumulated other comprehensive income (loss). The net realized gains (losses) are included in net gain (loss) on sale of available-for-sale securities and the related tax expense (benefit) is included in income taxes in the condensed consolidated statements of income and comprehensive income.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$65,422	$64,557
After one year through five years	218,041	209,021
After five years through ten years	11,905	11,572
After ten years	-	-
Total	$295,368	$285,150
Mortgage-backed securities	145,110	137,623
Total	$440,478	$422,773

Investments with a carrying value of $238.1 million and $221.9 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $29.0 million and $29.9 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at September 30, 2025 and December 31, 2024, respectively.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $11.5 million as of September 30, 2025 and $14.4 million as of December 31, 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of September 30, 2025 and December 31, 2024 are summarized below:

	(In Thousands)
Loans:	September 30, 2025	December 31, 2024
Consumer Real Estate	$522,416	$520,114
Agricultural Real Estate	222,145	216,401
Agricultural	179,361	152,080
Commercial Real Estate	1,355,166	1,310,811
Commercial and Industrial	296,084	275,152
Consumer	60,469	63,009
Other	24,086	24,978
	2,659,727	2,562,545
Less: Net deferred loan fees and costs	(1,452)	(1,750)
	2,658,275	2,560,795
Less: Allowance for credit losses	(27,475)	(25,826)
Plus: Basis adjustment related to fair value hedges	1,868	1,074
Loans - Net	$2,632,668	$2,536,043

The break out of fixed rate loans and variable rate loans by portfolio segment is as follows as of September 30, 2025 and December 31, 2024:

	(In Thousands)
	September 30, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$272,560	$249,856	$305,062	$215,052
Agricultural Real Estate	108,445	113,700	118,808	97,593
Agricultural	49,321	130,040	54,099	97,981
Commercial Real Estate	863,683	491,483	934,197	376,614
Commercial and Industrial	118,175	177,909	148,542	126,610
Consumer	60,439	30	62,977	32
Other	14,657	9,429	15,270	9,708

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

As of September 30, 2025 and December 31, 2024 one to four family residential mortgage loans amounting to $178.6 million and $190.1 million, respectively, and HELOC loans amounting to $14.9 million and $11.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank "FHLB". The Bank has also pledged eligible commercial real estate loans of $223.0 million and $369.5 million as of September 30, 2025 and December 31, 2024, respectively, to the FHLB. During the second quarter of 2024, the Bank began pledging eligible multi-family real estate loans to the FHLB which amounted to $33.0 million and $47.7 million as of September 30, 2025 and December 31, 2024, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging at amortized cost in past due loans by portfolio segment as of September 30, 2025 and December 31, 2024:

	(In Thousands)
September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,472	$250	$1,387	$4,109	$518,821	$522,930
Agricultural Real Estate	336	-	376	712	221,211	221,923
Agricultural	109	-	50	159	179,540	179,699
Commercial Real Estate	290	-	140	430	1,352,260	1,352,690
Commercial and Industrial	-	101	197	298	295,517	295,815
Consumer	153	11	16	180	60,952	61,132
Other	-	-	-	-	24,086	24,086
Total	$3,360	$362	$2,166	$5,888	$2,652,387	$2,658,275

	(In Thousands)
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,533	$547	$559	$3,639	$516,753	$520,392
Agricultural Real Estate	651	-	-	651	215,486	216,137
Agricultural	44	-	79	123	152,258	152,381
Commercial Real Estate	54	141	360	555	1,307,906	1,308,461
Commercial and Industrial	122	5	57	184	274,635	274,819
Consumer	365	19	62	446	63,181	63,627
Other	-	-	-	-	24,978	24,978
Total	$3,769	$712	$1,117	$5,598	$2,555,197	$2,560,795

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by portfolio segment as of September 30, 2025 and as of December 31, 2024:

	(In Thousands)
	September 30, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,386	$4,104	$-
Agricultural Real Estate	459	459	-
Agricultural	59	59	-
Commercial Real Estate	140	140	-
Commercial & Industrial	-	333	-
Consumer	60	60	-
Total	$4,104	$5,155	$-

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

The Company recognized interest income of $33 thousand and $85 thousand for the three and nine months ended September 30, 2025 on nonaccrual loans. The Company recognized interest income of $28 thousand and $69 thousand on nonaccrual loans for the three and nine months ended September 30, 2024.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans at amortized cost, by portfolio segment and year of origination, based on the most recent analysis performed as of September 30, 2025 and December 31, 2024:

	(In Thousands)
	September 30, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$40,968	$31,813	$54,353	$72,918	$84,269	$155,908	$440,229	$76,729	$882	$517,840
Special Mention (5)	-	-	-	-	132	49	181	19	-	200
Substandard (6)	259	324	525	503	1,450	1,665	4,726	24	140	4,890
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$41,227	$32,137	$54,878	$73,421	$85,851	$157,622	$445,136	$76,772	$1,022	$522,930
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural Real Estate
Risk Rating
Pass (1-4)	$22,991	$21,521	$24,750	$31,689	$20,954	$91,857	$213,762	$88	$-	$213,850
Special Mention (5)	-	-	-	32	-	283	315	-	-	315
Substandard (6)	-	4,890	869	845	1,066	88	7,758	-	-	7,758
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$22,991	$26,411	$25,619	$32,566	$22,020	$92,228	$221,835	$88	$-	$221,923
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$19,076	$9,563	$7,462	$9,855	$3,902	$4,863	$54,721	$106,985	$794	$162,500
Special Mention (5)	2,011	-	-	305	21	-	2,337	12,545	-	14,882
Substandard (6)	400	33	107	57	-	-	597	1,720	-	2,317
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$21,487	$9,596	$7,569	$10,217	$3,923	$4,863	$57,655	$121,250	$794	$179,699
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	September 30, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$162,678	$144,051	$174,606	$374,782	$195,265	$198,130	$1,249,512	$-	$-	$1,249,512
Special Mention (5)	1,345	-	15,551	24,527	12,619	3,716	57,758	-	-	57,758
Substandard (6)	1,731	-	33,687	1,889	1,397	6,716	45,420	-	-	45,420
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$165,754	$144,051	$223,844	$401,198	$209,281	$208,562	$1,352,690	$-	$-	$1,352,690
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$32,600	$26,840	$42,252	$31,040	$11,838	$8,586	$153,156	$128,248	$78	$281,482
Special Mention (5)	-	-	207	-	171	333	711	9,117	312	10,140
Substandard (6)	-	171	282	24	26	-	503	3,493	-	3,996
Doubtful (7)	-	-	-	-	-	-	-	197	-	197
Total Commercial & Industrial	$32,600	$27,011	$42,741	$31,064	$12,035	$8,919	$154,370	$141,055	$390	$295,815
Gross charge-offs YTD	$-	$-	$-	$26	$-	$-	$26	$-	$-	$26

Other
Risk Rating
Pass (1-4)	$584	$-	$-	$-	$15,491	$8,011	$24,086	$-	$-	$24,086
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$584	$-	$-	$-	$15,491	$8,011	$24,086	$-	$-	$24,086
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$40,257	$64,316	$79,503	$89,800	$74,996	$106,007	$454,879	$61,097	$237	$516,213
Special Mention (5)	-	-	37	551	-	119	707	19	-	726
Substandard (6)	143	239	529	786	465	1,040	3,202	236	15	3,453
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$40,400	$64,555	$80,069	$91,137	$75,461	$107,166	$458,788	$61,352	$252	$520,392
Gross charge-offs YTD	$-	$-	$-	$-	$-	$13	$13	$-	$-	$13

Agricultural Real Estate
Risk Rating
Pass (1-4)	$23,817	$28,088	$34,469	$22,983	$23,639	$76,964	$209,960	$92	$-	$210,052
Special Mention (5)	-	-	-	-	-	13	13	-	-	13
Substandard (6)	5,696	-	371	-	-	5	6,072	-	-	6,072
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$29,513	$28,088	$34,840	$22,983	$23,639	$76,982	$216,045	$92	$-	$216,137
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$14,915	$10,500	$14,381	$5,616	$3,204	$3,911	$52,527	$98,283	$-	$150,810
Special Mention (5)	-	13	-	8	-	-	21	30	-	51
Substandard (6)	-	21	-	-	29	-	50	1,470	-	1,520
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$14,915	$10,534	$14,381	$5,624	$3,233	$3,911	$52,598	$99,783	$-	$152,381
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2024
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2024	2023	2022	2021	2020	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$128,608	$200,192	$413,106	$218,309	$110,435	$188,239	$1,258,889	$-	$-	$1,258,889
Special Mention (5)	-	-	12,590	-	1,352	753	14,695	-	-	14,695
Substandard (6)	-	34,299	-	-	-	578	34,877	-	-	34,877
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$128,608	$234,491	$425,696	$218,309	$111,787	$189,570	$1,308,461	$-	$-	$1,308,461
Gross charge-offs YTD	$-	$-	$-	$-	$-	$15	$15	$-	$-	$15

Commercial & Industrial
Risk Rating
Pass (1-4)	$31,933	$54,581	$39,665	$15,047	$13,480	$1,294	$156,000	$113,446	$222	$269,668
Special Mention (5)	-	137	-	188	26	416	767	459	-	1,226
Substandard (6)	39	348	29	-	-	28	444	3,481	-	3,925
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$31,972	$55,066	$39,694	$15,235	$13,506	$1,738	$157,211	$117,386	$222	$274,819
Gross charge-offs YTD	$-	$-	$-	$-	$101	$-	$101	$-	$5	$106

Other
Risk Rating
Pass (1-4)	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$-	$-	$-	$15,829	$5,068	$4,081	$24,978	$-	$-	$24,978
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer loans, the Company evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance as of September 30, 2025 and December 31, 2024 by year of origination.

	(In Thousands)
	September 30, 2025
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$19,806	$9,647	$8,998	$17,733	$3,261	$1,158	$60,603	$469	$61,072
Nonperforming	-	-	22	16	17	5	60	-	60
Total Consumer	$19,806	$9,647	$9,020	$17,749	$3,278	$1,163	$60,663	$469	$61,132
Gross charge-offs YTD	$154	$55	$128	$162	$61	$1	$561		$561

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by collateral as of September 30, 2025 and December 31, 2024:

(In Thousands)
September 30, 2025
Collateral
Dependent Loans
Consumer Real Estate	$4,069
Agricultural Real Estate	371
Agricultural	50
Commercial Real Estate	141
Commercial & Industrial	-
Consumer	15
Total	$4,646

(In Thousands)
December 31, 2024
Collateral
Dependent Loans
Consumer Real Estate	$2,384
Agricultural Real Estate	125
Agricultural	50
Commercial Real Estate	360
Commercial & Industrial	28
Consumer	41
Total	$2,988

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three and nine months ended September 30, 2025 and 2024, there were no new loan modifications to borrowers experiencing financial difficulty.

For the three and nine months ended September 30, 2025 and 2024, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

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

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge-off in whole or in part is realized when unsecured consumer loans and overdraft lines of credit reach 90 days delinquency. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker’s price opinion or appraisal is completed on all home loans in litigation and any deficiency is charged off before reaching 150 days delinquent. Commercial and agricultural credits are charged down/allocated at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit is likely to result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off is realized as further unsecured positions are recognized.

As of September 30, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $944 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $1.3 million of consumer mortgage loans secured by residential real estate properties for

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2024. As of September 30, 2024, the Company had no foreclosed residential real estate property obtained by physical possession and $755 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

The allowance does not include an accretable yield of $609 thousand and $1.9 million as of September 30, 2025 and December 31, 2024, respectively, related to the acquisitions of Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and nine months ended September 30, 2025 and September 30, 2024 in addition to the activity within the ACL for each portfolio segment and ending balances as of and for the year ended December 31, 2024:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended September 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,653	$738	$334	$17,354	$3,376	$945	$577	$26,977
Provision for (recovery of) credit losses - loans	474	18	82	(455)	366	95	(23)	557
Charge-offs	-	-	-	-	(1)	(119)	-	(120)
Recoveries	2	-	-	2	9	48	-	61
Ending Balance	$4,129	$756	$416	$16,901	$3,750	$969	$554	$27,475

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Nine Months Ended September 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses-loans	582	(139)	121	320	786	367	(8)	2,029
Charge-offs	-	-	-	-	(26)	(561)	-	(587)
Recoveries	4	-	10	21	21	151	-	207
Ending Balance	$4,129	$756	$416	$16,901	$3,750	$969	$554	$27,475

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended September 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,201	$926	$285	$16,319	$2,801	$1,172	$566	$25,270
Provision for (recovery of) credit losses - loans	161	11	(24)	148	17	(12)	(19)	282
Charge-offs	-	-	-	(15)	(5)	(103)	-	(123)
Recoveries	1	-	-	3	22	29	-	55
Ending Balance	$3,363	$937	$261	$16,455	$2,835	$1,086	$547	$25,484

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Nine Months Ended September 30, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$1,766	$1,302	$327	$25,024
Provision for (recovery of) credit losses - loans	(211)	625	(75)	(937)	1,048	(72)	220	598
Charge-offs	(13)	-	-	(15)	(106)	(266)	-	(400)
Recoveries	6	-	-	7	127	122	-	262
Ending Balance	$3,363	$937	$261	$16,455	$2,835	$1,086	$547	$25,484

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Year Ended December 31, 2024
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,581	$312	$336	$17,400	$1,766	$1,302	$327	$25,024
Provision for (recovery of) credit losses - loans	(31)	583	(52)	(834)	1,176	(133)	235	944
Charge-offs	(13)	-	-	(15)	(106)	(346)	-	(480)
Recoveries	6	-	1	9	133	189	-	338
Ending Balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity in the AULC for the three and nine months ended September 30, 2025 and September 30, 2024 in addition to the activity in the AULC and ending balances as of and for the year ended December 31, 2024:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended September 30, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,308
Provision for credit losses - off balance sheet credit exposures	(272)
Charge-offs	-
Recoveries	-
Ending Balance	$1,036

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Nine Months Ended September 30, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,541
Recovery of credit losses-off balance sheet credit exposures	(505)
Charge-offs	-
Recoveries	-
Ending Balance	$1,036

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended September 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,928
Recovery of credit losses - off balance sheet credit exposures	(267)
Charge-offs	-
Recoveries	-
Ending Balance	$1,661

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Nine Months Ended September 30, 2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Recovery of credit losses-off balance sheet credit exposures	(551)
Charge-offs	-
Recoveries	-
Ending Balance	$1,661

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $362.8, $366.0 and $364.3 million at September 30, 2025 and 2024 and at December 31, 2024, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $152.3, $140.3 and $141.9 million at September 30, 2025 and 2024 and at December 31, 2024, respectively.

The balance of capitalized servicing rights included in assets at September 30, 2025 and 2024 and at December 31, 2024 for 1-4 family real estate loans, was $3.6 million, $3.5 million and $3.5 million, respectively. Agricultural real estate loan servicing rights were $2.4, $2.2 and $2.2 million at September 30, 2025 and 2024 and at December 31, 2024, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of September 30, 2025 and 2024 was $4.7 million and $5.2 million, respectively, and at December 31, 2024 was $4.8 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $2.0 million and $2.7 million as of September 30, 2025 and 2024, respectively, and was $2.7 million at December 31, 2024. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 8.7% and 7.2% were utilized at September 30, 2025 and 2024, respectively, and 8.1% at December 31, 2024. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 0.715% and 0.156% for fixed rate agricultural real estate loans at September 30, 2025 and 2024, respectively, compared to 0.184% at December 31, 2024. At September 30, 2025, two 1-4 family real estate strata, which included 73 of the total 3,620 loans, were slightly below the carrying value using a discount yield of 5.43% which resulted in the need to establish a $5 thousand valuation allowance. At September 30, 2025, the carrying value of all fourteen agricultural real estate strata, which included 652 loans, using an approximate discount rate of 8.16% were lower than the fair value requiring a $454 thousand valuation allowance to be established.

The following table presents the activity in the mortgage servicing rights for the three and nine months ended September 30, 2025 and 2024.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance	$5,897	$5,511	$5,753	$5,655
Capitalized Additions	313	359	828	570
Amortization	(214)	(177)	(585)	(532)
Ending Balance, September 30,	5,996	5,693	5,996	5,693
Valuation Allowance	(459)	(49)	(459)	(49)
Servicing Rights net, September 30,	$5,537	$5,644	$5,537	$5,644

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Directors, whether outside or also an officer of the Company or the Bank, as a portion of their retainer for services rendered. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing in June of 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day closing price. On June 5, 2025, ten directors each received $17,496 which equated to 762 shares and one director received $6,704 which equated to 292 shares. On July 29, 2025, one new Director received 288 prorated shares worth approximately $7,436. On June 6, 2024, twelve directors each received $15,007 which equated to 716 shares and one director received $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth approximately $1,730. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

Any stock awards to senior management are made in March with other officers receiving any awards in August. On March 1, 2025, senior management received stock awards of 19,767 shares worth $508,012 while other officers received stock awards of 39,525 shares worth slightly more than $1.0 million in August of 2025. On March 1, 2024, senior management received stock awards of 23,369 shares worth $472,054 while other officers received stock awards of 36,800 shares worth $979,616 during third quarter 2024.

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per share
Net income	$8,854	$6,516	$23,516	$17,557
Less: distributed earnings allocated to participating securities	(38)	(36)	(115)	(108)
Less: undistributed earnings allocated to participating securities	(70)	(40)	(173)	(97)
Net earnings available to common shareholders	$8,746	$6,440	$23,228	$17,352

Weighted average common shares outstanding including participating securities	13,733,858	13,687,119	13,720,168	13,679,955
Less: average unvested restricted shares	(167,293)	(158,748)	(168,174)	(159,823)
Weighted average common shares outstanding	13,566,565	13,528,371	13,551,994	13,520,132
Basic and diluted earnings per share	$0.64	$0.48	$1.71	$1.28

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

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2025 and December 31, 2024.

	(In Thousands)
	September 30, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$221,242	$1,868	$249,127	$1,074

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at September 30, 2025 and December 31, 2024, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	1.8	$(1,725)	USD-SOFR-OIS	4.47%
Total swap portfolio at September 30, 2025	$100,000	1.8	$(1,725)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2024	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at both September 30, 2025 and December 31, 2024. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at September 30, 2025 and December 31, 2024.

	(In Thousands)
	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(1,725)	$100,000	$(976)
Total contracts	$100,000	$(1,725)	$100,000	$(976)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three and nine months ended September 30, 2025 and September 30, 2024.

	(In Thousands)
	Three Months Ended		Nine Months Ended
Line Item in the Consolidated Statements of Income	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Income
Loans, including fees	$(12)	$57	$(57)	$62
Other	25	208	75	635
Total interest income	$13	$265	$18	$697

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

At September 30, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.2 million and $3.6 million, respectively. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified housing projects totaled $430 and $880 thousand at September 30, 2025 and December 31, 2024, respectively. These balances are reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2025 or 2024.

The following tables present the Company's investments in qualified affordable housing projects as of September 30, 2025 and December 31, 2024 along with the related expenses and tax credits recognized for the three and nine months ended September 30, 2025 and September 30, 2024.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	September 30, 2025	December 31, 2024
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(430)	(880)
Net funded low-income-housing tax credit investments	$3,570	$3,120

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense	$111	$111	$335	$331

Tax credits recognized	$111	$111	$334	$329

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$87,307	$-	$-
U.S. Government agencies	20,292	115,591	-
Mortgage-backed securities	5,449	132,174	-
State and local governments	1,484	59,018	1,458
Total Securities Available-for-Sale	$114,532	$306,783	$1,458
Interest rate swap liabilities	$-	$(1,725)	$-

	(In Thousands)
December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$105,999	$-	$-
U.S. Government agencies	20,035	115,131	-
Mortgage-backed securities	-	120,631	-
State and local governments	-	63,133	1,627
Total Securities Available-for-Sale	$126,034	$298,895	$1,627
Interest rate swaps liabilities	$-	$(976)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine months ended September 30, 2025 and September 30, 2024.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at July 1, 2025	$184	$1,270	$1,454

Change in Fair Value	1	3	4

Payments, Maturities & Calls	-	-	-

Balance at September 30, 2025	$185	$1,273	$1,458

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2025	$353	$1,274	$1,627

Change in Fair Value	2	(1)	1

Payments, Maturities & Calls	(170)	-	(170)

Balance at September 30, 2025	$185	$1,273	$1,458

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at July 1, 2024	$1,831	$1,278	$3,109

Change in Fair Value	-	(25)	(25)

Payments, Maturities & Calls	(657)	-	(657)

Balance at September 30, 2024	$1,174	$1,253	$2,427

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2024	$2,071	$1,274	$3,345

Change in Fair Value	5	(21)	(16)

Payments, Maturities & Calls	(902)	-	(902)

Balance at September 30, 2024	$1,174	$1,253	$2,427

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2025 and December 31, 2024, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2025 and December 31, 2024, fair value of collateral dependent loans categorized as Level 3 was $4.6 million and $3.0 million, respectively. The specific allocation for collateral dependent loans was $389 thousand as of September 30, 2025 and $52 thousand as of December 31, 2024. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2025 and 2024, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $459 thousand ($5 thousand on 1-4 family real estate loans and $454 thousand on agricultural real estate loans) at September 30, 2025 compared to $97 thousand ($2 thousand on 1-4 family real estate loans and $95 thousand on agricultural real estate loans) at December 31, 2024.

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2025
	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,646	$-	$-	$4,646
Loan servicing rights	1,982	-	-	1,982

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,988	$-	$-	$2,988
Loan servicing rights	(4)	-	-	(4)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2025	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,458	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.12-3.91% (3.81%)

Collateral dependent loans	4,646	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-20.00% (20.00%)

Loan servicing rights	1,982	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	15.10-540.99% (18.79%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2024	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,627	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	-3.61-4.52% (4.33%)

Collateral dependent loans	2,988	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (20.78%)

Loan servicing rights	(4)	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	9.36-618.70% (107.90%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2025 and December 31, 2024 are reflected below. The aggregate fair values in the table below do not represent the total fair value of the Bank’s assets and liabilities. The table excludes the following: available-for-sale securities, premises and equipment, derivatives (which are included in other assets or other liabilities), goodwill, loan servicing rights, bank owned life insurance, other assets, dividends payable, accrued expenses and other liabilities.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	September 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$117,030	$117,030	$117,030	$-	$-
Interest-bearing time deposits	1,498	1,508	-	1,508	-
Other securities	11,509	11,509	-	-	11,509
Loans held for sale	3,003	3,003	-	-	3,003
Loans, net	2,632,668	2,606,274	-	-	2,606,274
Interest receivable	15,378	15,378	-	-	15,378

Financial Liabilities:
Noninterest-bearing deposits	$500,742	$500,742	$500,742	$-	$-
Interest-bearing deposits	1,633,490	1,633,382	-	-	1,633,382
Time deposits	617,679	616,278	-	-	616,278
Total Deposits	2,751,911	2,750,402	500,742	-	2,249,660

Federal funds purchased and securities sold under agreement to repurchase	22,718	22,718	-	-	22,718
Federal Home Loan Bank advances	187,913	188,811	-	-	188,811
Subordinated notes, net of unamortized issuance costs	34,904	33,673	-	33,673	-
Interest payable	5,746	5,746	-	-	5,746

	(In Thousands)
	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$176,351	$176,351	$176,351	$-	$-
Interest-bearing time deposits	2,482	2,472	-	2,472	-
Other securities	14,400	14,400	-	-	14,400
Loans held for sale	2,996	2,996	-	-	2,996
Loans, net	2,536,043	2,485,297	-	-	2,485,297
Interest receivable	12,657	12,657	-	-	12,657

Financial Liabilities:
Noninterest-bearing deposits	$516,904	$516,904	$516,904	$-	$-
Interest-bearing deposits	1,522,280	1,521,097	-	-	1,521,097
Time deposits	647,581	644,849	-	-	644,849
Total Deposits	2,686,765	2,682,850	516,904	-	2,165,946

Federal funds purchased and securities sold under agreement to repurchase	27,218	27,218	-	-	27,218
Federal Home Loan Bank advances	246,056	245,373	-	-	245,373
Subordinated notes, net of unamortized issuance costs	34,818	31,983	-	31,983	-
Interest payable	6,618	6,618	-	-	6,618

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at September 30, 2025 or at December 31, 2024. Securities sold under agreement to repurchase were as follows at September 30, 2025 and December 31, 2024.

	(In Thousands)
	September 30, 2025
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$22,718	$22,718
Total	$-	$-	$-	$22,718	$22,718

	(In Thousands)
	December 31, 2024
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$27,218	$27,218
Total	$-	$-	$-	$27,218	$27,218

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

	September 30, 2025		December 31, 2024
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(96)	$35,000	$(182)

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

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national) and state jurisdictions. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. Management does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This year will see the completion of our current three year strategic plan as management will develop the next three year plan during fourth quarter 2025, building on our record of success. On August 1, 2025, the Bank added to its existing footprint by opening a full-service branch in Troy, Michigan.

We have seen great earnings improvement, with earnings per share levels approaching third quarter of 2022's $0.68 per share. This has allowed for increased dividends of 8.3% since September 2022 and has continued our thirty-one year history of annual increases to those dividends.

Net interest income continues to be a significant contributor to profitability in the third quarter of 2025 as compared to the same quarter last year. Net interest income for the first nine months of 2025 is up $13.4 million over the same period last year. We have seen improved margin, driven by asset yield improvement, and anticipate even more opportunities for improvement as loans continue to reprice. Year to date net interest margin has improved for six consecutive quarters. Year to date net interest margin has increased 54 basis points over year to date last year. Third quarter 2025 net interest margin has improved by 18 basis points over second quarter 2025 and 56 basis points over fourth quarter 2024. The improvement compared to last quarter was driven by a 17 basis point increase in the yield on interest earning assets while the cost of funding remained unchanged. The repricing of existing loans and favorable yields on new production are contributing to the increase in yield on interest earning assets.

Overall, asset quality metrics are still favorable. We continue to keep a watchful eye on the overall impact of the economy and pending tariffs, which may cause past dues and non-accruals to increase throughout the year. Our credit department continues to monitor all areas and complete stress testing to better prepare our responsiveness to market events.

Increased net charge-offs offset by lower provision related expense resulted in lower credit cost in the third quarter of 2025 as compared to the second quarter of 2025. The effect of loan growth was partially offset by improved asset quality metrics resulting in a decreased provision for credit losses for the quarter compared to last quarter. Provision for credit losses was $557 thousand for the quarter ended September 30, 2025 and net charge-offs were $59 thousand. Second quarter 2025 saw a provision for credit losses of $661 thousand and net charge-offs of $36 thousand.

F&M Commercial Banking Division saw loan demand grow in late 2024, continue into first quarter 2025 and remain steady in the second and third quarters of 2025. Lending rates and terms remained consistent from fourth quarter 2024 throughout the second and third quarters of 2025. The economy, inflation and the impact from potential tariffs remain the largest concerns to commercial businesses within the Company's footprint. Credit quality of the commercial portfolio has remained good and third quarter collateral values and auction values are still holding consistent with previous quarters. Past dues and delinquencies remained low for the F&M portfolio, but the team continues to monitor the portfolio closely for the impact from inflationary pressures and agricultural yields as we enter the harvest season.

As we review the results of our farm and agribusiness clients in recent quarters, the growing conditions throughout our market area were favorable through the first of August and then late season dryness has been seen. The effects on production will be known in the fourth quarter of 2025. Tariffs and trade discussions continue to be a point of interest, but commodity prices are similar to the same period in 2024. Our agricultural businesses have performed well, but with a decline in farm income, they too will feel this effect. Those involved in equipment sales have experienced the greatest impact. The performance of the agricultural portfolio continues to be monitored but payment activity continues to remain strong through the first three quarters of 2025.

The housing market has remained stable since last quarter in regard to values and inventory. Rate decreases during the third quarter have created an increase in loan applications across our footprint. Our Home Equity product has seen a surge in popularity due to borrowers not wanting to refinance their first mortgages which are at lower rates.

Consumer real estate loans and other loans saw decreases in their portfolios from the second quarter to the third quarter of 2025. All other portfolio segments saw increases. The total loan portfolio saw an increase of $33.2 million, or 1.3% at end of third quarter 2025 over second quarter. The largest increase was in the agricultural portfolio segment which increased $21.5 million, or 13.6%.

Overall, asset quality metrics are still favorable. We continue to keep a watchful eye on the overall impact of the economy and pending tariffs, which may cause past dues and non-accruals to increase in the coming quarter. Our credit department continues to monitor all areas and complete stress testing to better prepare our responsiveness to market events.

Noninterest income was $4.4 million for the quarter, which was up $397 thousand from third quarter 2024 and up $422 thousand from last quarter. Net gain on sale of loans and other service charges and fees saw the largest increases over second quarter 2025.

Noninterest expense was higher in third quarter 2025 by $2.3 million as compared to same quarter 2024 and $479 thousand higher than second quarter 2025. Looking at the difference between the third quarter comparisons, increased salaries and benefits were up a combined $556 thousand in 2025. Data processing and ATM expense increased a combined $963 thousand. 2024 included a much higher usage of flex credits that were provided in the renegotiation of the core processor contract. Smaller levels of flex credit will be realized going forward along with lower consulting fee levels for the remainder of 2025. The net amortization of servicing rights also increased $367 thousand over 2024. In comparing third quarter 2025 to second quarter 2025, $549 thousand of the increase is attributable to salary and benefits expenses. Net occupancy and furniture and equipment expenses amounted to a $147 thousand increase. Data processing and ATM expense decreased a combined $44 thousand from second quarter 2025. The net amortization of servicing rights increased $352 thousand in third quarter 2025 as compared to second quarter 2025.

The Company is encouraged by the higher-than-expected improvement in the net interest margin in the three and nine months ended September 30, 2025. Overall net income, which was $2.3 million higher than third quarter 2024 and $1.1 million higher than second quarter 2025, continues the path towards a more profitable 2025. As with every year, challenges will present opportunities, and the Bank has additional projects in the works to improve revenue while keeping an eye on costs. The Company remains well-capitalized with sound liquidity levels and strong asset quality; the future appears bright.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates thirty-eight full-service banking offices throughout Northwest Ohio, Northeast Indiana and Southeast Michigan along with a drive-up facility in Archbold. The Bank also operates three Loan Production Offices (LPOs), two in Ohio and one in Indiana.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a seven and ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. The Bank currently participates in three State of Ohio programs: Ag-Link, Grow Now and Ohio Homebuyers Plus. What all three of these programs have in common, is the ability to provide the Bank an avenue to offer a product that saves both the Bank and the consumer savings over other traditional products. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area. The Bank began offering a low income home buyer mortgage program, currently Hometown Advantage Mortgage Program, in November of 2023.

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

At September 30, 2025, we had 476 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

RECENT REGULATORY DEVELOPMENTS

The Company and the Bank continue to monitor federal regulatory developments that may impact operations, compliance, and strategic initiatives. Changes in laws, rules, and guidance present operational and compliance challenges and require ongoing evaluation of policies, procedures, and systems.

Truth in Lending Act – Ability to Repay / Qualified Mortgage. The Bank monitors mortgage loans to ensure they meet Qualified Mortgage (QM) requirements, which provide a presumption of compliance under TILA’s Ability to Repay rules. The final General QM Rule, effective October 2022, eliminated the 43% debt-to-income limit, removed Appendix Q underwriting standards, and established price-based thresholds for QM status. Loans must still meet underwriting standards, product features, and points-and-fees limits. The Bank occasionally originates Non-QM and Higher Priced Mortgage Loans, which are reviewed periodically by the Loan Committee.

ECOA / Section 1071 – Small Business Lending Data Collection. The CFPB’s Section 1071 rule requires covered institutions to collect and report demographic data on small business credit applications. Court injunctions have stayed mandatory compliance for community banks, including the Bank. The Bank continues to monitor developments and prepare for future rulemaking.

Community Reinvestment Act (CRA) Updates. The 2023 CRA rule, jointly issued by the Federal Reserve, FDIC, and OCC, is subject to ongoing litigation and its implementation is currently paused. The agencies have proposed rescinding the 2023 framework and reverting to pre-October 2023 standards. The Bank continues to operate under the prior framework and monitors regulatory updates.

Basel III Endgame. The Basel Committee initiated the final phase of Basel III reforms in July 2025, increasing capital requirements, revising standardized approaches, and limiting internal model usage. While these rules primarily affect global banks, the Bank continues to assess potential indirect implications for capital adequacy and regulatory compliance.

GENIUS Act – Payment Stablecoins. Enacted in July 2025, the GENIUS Act establishes standards for payment stablecoins issued by banks, including reserve requirements, reporting, audits, and supervisory oversight. The Bank is evaluating potential strategic and compliance implications under this framework as part of its digital asset initiatives.

Executive Order on Fair Banking. An Executive Order issued in August 2025 prohibits denial of financial services based on constitutionally or statutorily protected beliefs, affiliations, or political views, and prohibits politicized or unlawful “debanking.” Banking decisions must be based on individualized, objective, and risk-based analysis. The Bank continues to review and adjust policies and practices to ensure compliance.

Ongoing Commitment. The Company and the Bank continue to make good faith efforts to comply with applicable laws, rules, regulations, and guidance from federal agencies and remain attentive to developments that could affect operations, capital, or strategic initiatives.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $13.6 million and $10.7 million at September 30, 2025 and December 31, 2024, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation of repayments.

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

The ACL represents management’s estimate of expected credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors or a sub-committee of the Board of Directors, such as the Enterprise Risk Management Committee. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

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

The Company is utilizing peer data from a peer group of banks in the region of Ohio, Michigan and Indiana with asset sizes less than $5 billion as of September 30, 2025. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + qualitative factors + forward look, with the forward-looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward-looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. Annual projections are broken down using a straight-line approach for quarterly changes.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $389 thousand at September 30, 2025 and $52 thousand at December 31, 2024. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the remainder of 2025, the Company plans to continue with its current year strategy of modest loan growth and to focus on earnings improvement. Paydowns and payoffs will be used to fund originations to existing customers and to build relationships in our newer markets. Loan balances as of September 30, 2025, were $97.2 million or 3.8% higher than December 31, 2024 balances and there remains $85.0 million of funds committed to complete construction projects of commercial customers as of September 30, 2025.

The Company continues to focus on growth in the areas of core deposits and the expansion of contingency funding. Growing deposits has been a focus especially in our newer markets since 2024. Core deposits provide additional opportunities for noninterest income. The Bank offers the Insured Cash Sweep (ICS) product and CDARS, a certificate of deposit registry, accessed through the IntraFi network of financial institutions which helps to reduce the amount of pledged securities needed. The Bank’s uninsured deposit ratio remains low at 12.7%. As of September 30, 2025, total uninsured deposits of the Bank were $350.5 million of approximately $2.8 billion total deposits. If the amount of coverage is adjusted for what is insured solely by FDIC, the percentage is 20.4% or $561.0 million of uninsured deposits as of September 30, 2025. The underlying difference between these two percentages is the protection required for public funds for which the Bank pledges securities. A State insurance fund exists for public funds in Indiana. The state of Michigan also does not require the pledging of collateral for public funds, though some entities do request it.

Deposits have increased $65.1 million as of September 30, 2025 since December 31, 2024, while cash and cash equivalents have decreased $59.3 million over the same time period. Cash balances have been used to fund loan growth and to repay maturing FHLB advances. The $117.0 million of cash holdings represents 3.5% of total assets and 4.3% of total deposits as of September 30, 2025. Currently, we are at the Bank’s internal guideline of 3.5% of cash holdings to total assets and management is comfortable with our position based on our cash forecast modeling. If differences would arise between actual cash and the forecast, the Bank has access to ample short term funding sources. Since September 30, 2024, deposits have increased $67.1 million, or 2.5%, while cash and cash equivalents have decreased $128.5 million or 52.3%. Management has continued to hold biweekly sub-ALCO meetings, of which liquidity is a topic of discussion, in order to be more responsive to opportunities and threats as they arise.

During the first nine months of 2025, borrowings from the FHLB decreased $58.1 million with $56.5 million maturing in the second quarter and the remainder through normal paydowns. The Bank utilized four sources for brokered CDs in 2024 for a total of $26.9 million. This was done to establish relationships to test the access of such funds and to decrease the cost of funds going forward. To assure a proper net interest margin over the 3 and 4-year time period of these CDs, the Bank internally looked at loan originations in the quarter with similar or slightly longer fixed interest rate periods. The Bank also tested all correspondent borrowing lines during the third quarter of 2025 to assure availability should the need arise. The availability for overnight borrowing on unsecured Federal Funds lines is $163.0 million. Combining the available line of credit at the holding company level, the Company has $178.0 million overnight borrowing availability.

In comparing to the same prior year period, the September 30, 2025 (at amortized cost) loan balances of $2.7 billion accounted for $123.0 million or a 4.9% increase when compared to same period 2024. The year over year improvement was made up of an increase in commercial and industrial related loans of 5.7%. Individual growth was comprised of 13.6% in non-real estate commercial loans and 4.1% in commercial real estate loans. Agricultural related loans increased 12.3% year over year. Individual growth was comprised of 30.6% in non-real estate agricultural loans as we saw an increased use in lines of credit and 0.9% in agricultural real estate loans. Consumer real estate loans decreased by 0.3% while consumer loans decreased by 10.2%. Other loans decreased by 7.1%. The Company's strong team of lenders remain focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown by portfolio segment as of September 30, for the last three years, at amortized cost.

	(In Thousands)
	September 30, 2025	September 30, 2024	September 30, 2023
Consumer Real Estate	$522,930	$524,270	$512,990
Agricultural Real Estate	221,923	220,051	225,370
Agricultural	179,699	137,587	123,971
Commercial Real Estate	1,352,690	1,298,929	1,301,614
Commercial and Industrial	295,815	260,488	250,756
Consumer	61,132	68,050	83,822
Other	24,086	25,916	31,083

Total Loans, amortized cost	$2,658,275	$2,535,291	$2,529,606

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Gross commercial real estate loans, excluding deferred loan fees and costs, represented 50.95% of the Company's total gross loan portfolio as of September 30, 2025. The tables below present the commercial real estate (CRE) portfolio segment by category, location and loan grade.

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$277,274	20.46%	10.42%
Multi-family	238,311	17.58%	8.96%
Retail	207,301	15.30%	7.79%
Hotels	173,411	12.80%	6.52%
Office	142,111	10.49%	5.34%
Gas Stations	77,013	5.68%	2.90%
Food Service	52,695	3.89%	1.98%
Senior Living	30,672	2.26%	1.15%
Development	29,392	2.17%	1.11%
Auto Dealers	27,644	2.04%	1.04%
Other	99,342	7.33%	3.74%
Total CRE	$1,355,166	100.00%	50.95%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Owner occupied	$571,736	42.19%
Non-owner occupied	515,727	38.06%
Multi-family	238,311	17.58%
Land & Development	29,392	2.17%
Total CRE	$1,355,166	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$491,913	36.30%
Northwest Ohio	302,054	22.29%
Greater Fort Wayne, Indiana	148,496	10.96%
Greater Columbus, Ohio	124,514	9.19%
Greater Indianapolis, Indiana	87,072	6.42%
Greater Dayton/Cincinnati, Ohio	56,206	4.15%
Other	144,911	10.69%
Total CRE	$1,355,166	100.00%

CRE Grades	September 30, 2025	December 31, 2024	December 31, 2023
2	2.44%	0.53%	0.55%
3	46.30%	38.99%	36.33%
4	43.63%	56.69%	58.00%
5	4.27%	1.12%	5.07%
6	3.36%	2.67%	0.05%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of September 30, 2025.

	(In Thousands)
	September 30, 2025
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$10,529	$25,457	$178,174	$309,560
Agricultural Real Estate	10,389	8,545	68,264	134,901
Agricultural	94,994	65,214	15,210	4,284
Commercial Real Estate	105,316	492,140	570,673	184,596
Commercial and Industrial	132,305	91,966	70,755	860
Consumer	2,564	43,765	14,862	33
Other	117	488	23,481	-

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposit generating efforts and additional borrowings. For short term needs, the Bank has the unsecured borrowing capacity through its correspondent banks mentioned above along with access to $167.9 million through a Cash Management Advance with the FHLB as of September 30, 2025. The Bank's secured borrowing capacity limits at the FHLB would have allowed draws based on current collateral pledging of $162.6 million on September 30, 2025.

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2024 and 2025. The security portfolio decreased in the first nine months of 2025 from year end 2024 due to purchases of $32.8 million offset by sales of $1.4 million, maturities and paydowns of $49.4 million, net amortization of $0.1 million and a $14.2 million decrease in unrealized losses. The amount of pledged investment securities increased by $15.3 million as compared to year end and increased $20.0 million as compared to September 30, 2024. As of September 30, 2025, pledged investment securities totaled $267.1 million. The Company plans to make additional purchases of securities the remainder of the year for the purposes of increasing our investment holdings in Community Reinvestment Act (CRA) qualifying securities, liquidity and contingency planning and as a means of balance sheet gap management.

As mentioned previously, an additional $162.6 million is also available to the Bank from the FHLB based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. The CRE holdings may be adjusted quarterly to replace paydowns or increase availability of funds. Based on total asset capacity, the Bank would have more than $1.1 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased 0.8% or $26.0 million since year end 2024. The largest areas of growth occurred in the loan portfolio of $96.6 million offset by decreases in cash and cash equivalents of $59.3 million and the security portfolio of $3.8 million, all of which were discussed above.

Total liabilities only decreased $540 thousand since year end 2024. The largest decrease was in the FHLB borrowings of $58.1 million of which $56.5 million was due to advances maturing in second quarter 2025. Offsetting the decreased borrowings was total deposits growth of $65.1 million or 2.4%. The mix of deposits saw increases in interest-bearing checking, savings and money market deposits offset by decreases in time deposit accounts and noninterest-bearing accounts since December 31, 2024. The Bank has adjusted its checking product offerings to decrease the number of overall types and provide better service to our customers.

Shareholders’ equity increased by $26.6 million as of September 30, 2025 compared to year end 2024. Earnings exceeded dividend declarations during the nine months ended September 30, 2025. Accumulated other comprehensive loss decreased in unrealized loss position by $11.2 million from December 2024 to an unrealized loss of $14.0 million on September 30, 2025. Dividends declared increased to $0.2275 per share from the prior quarter’s $0.22125 per share and were 2.8% over third quarter 2024’s $0.22125 per share. Compared to September 30, 2024, shareholders’ equity increased 7.9% or $26.4 million with $5.4 million attributed to an improvement in accumulated other comprehensive loss. Net income was higher for the quarter ended September 2025 compared to September 2024 by $2.3 million and $1.1 million higher than second quarter 2025. We are encouraged that net interest income has continued to improve quarter over quarter since third quarter 2023.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of September 30, 2025, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $3.35 million dividend during the third quarter of 2025.

The Bank continues to be well-capitalized at September 30, 2025 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.41%
Risk Based Capital Tier I	11.51%
Total Risk Based Capital	12.55%
Stockholders' Equity/Total Assets	11.35%
Capital Conservation Buffer	4.55%

The implementation of ASU 2016-13 (CECL) resulted in an entry which reduced retained earnings $3.4 million on January 1, 2023. This adjustment is permitted to be spread over three years when calculating regulatory capital, which for 2023 was over $2.5 million. This adjustment decreased to $1.7 million for 2024 and $843 thousand for 2025.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2025 and 2024

Interest Income

When comparing third quarter 2025 to third quarter 2024, average loan balances grew $97.5 million which represented a 3.8% increase. Interest income on loans increased $4.1 million or 11.2% as compared to the quarter ended September 30, 2024. Loan interest income for third quarter 2025 included $227 thousand of fee income related to interest rate swap transactions compared to $7 thousand for third quarter 2024. The associated impact to both loan yield and total asset yield for third quarter 2025 was 3 basis points, whereas there was no impact to loan yield or total asset yield for third quarter 2024. Loan interest for third quarter 2025 also includes a one-time fee collected of $195 thousand in addition to $191 thousand from the recovery of one acquired relationship that had been fully charged off prior to acquisition. The Company's loan portfolio is 44.1% variable rate with 28.3% of total loans subject to repricing within the next three months.

The available-for-sale securities portfolio increased in average balances by $25.6 million or 5.9% when comparing to the same quarter in 2024 with the income associated with the security portfolio increasing $711 thousand over third quarter 2024. The increased balances were the result of increasing our holdings for liquidity and contingency planning purposes and to improve our investments in CRA qualifying securities. Federal funds sold and interest-bearing deposits decreased in average balances by $141.1 million as compared to the same quarter in 2024 with decreased income of approximately $2.3 million for the current quarter. The decreased balances are the result of funding loan growth, purchases of available-for-sale securities and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets decreased by $18.1 million and interest income for the quarter comparisons was higher for third quarter 2025 by 6.2% or $2.6 million as compared to third quarter 2024. Rate changes between periods have contributed to approximately 119.1% of the growth.

Annualized yield, for the quarter ended September 30, 2025, was 5.62% as compared to 5.27% for the quarter ended September 30, 2024. The following charts demonstrate loan rate increases accounted for 66.0% of the increased loan interest income while increased loan balances accounted for the remaining 34.0%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $112 and $114 thousand for third quarter 2025 and 2024, respectively, which resulted in a federal tax savings of $24 thousand for both third quarter 2025 and 2024.

	(In Thousands)
	Quarter to Date Ended September 30, 2025		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2025	September 30, 2024
Loans	$2,649,409	$41,013	6.19%	5.78%
Taxable investment securities	445,088	2,827	2.54%	2.03%
Tax-exempt investment securities	16,066	72	2.27%	2.09%
Fed funds sold & other	56,131	572	4.08%	5.76%
Total Interest Earning Assets	$3,166,694	$44,484	5.62%	5.27%

Change in Interest Income Quarter to Date September 30, 2025 Compared to September 30, 2024

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$4,140	$1,409	$2,731
Taxable investment securities	720	148	572
Tax-exempt investment securities	(9)	(19)	10
Fed funds sold & other	(2,268)	(2,032)	(236)
Total Interest Earning Assets	$2,583	$(494)	$3,077

Interest Expense

Contributing to the increased net interest income for the quarter was a decrease in interest expense of $2.7 million or 13.4% compared to third quarter 2024. Since September 30, 2024, average interest-bearing deposit balances have increased $24.2 million or 1.1% while the Company recognized $1.9 million less in interest expense for the most recent quarter. In September 2025, the Federal Reserve made its first rate change to the federal funds rate for 2025 with a reduction of 25 basis points. During 2024, the Federal Reserve decreased the federal funds rate by 50 basis points in September and 25 basis points in November and December. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for 1.5% of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of 101.5%. Noninterest-bearing deposits balances increased $18.6 million compared to third quarter 2024. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $838 thousand in the third quarter 2025 over the same time frame in 2024 due to the repayment of FHLB advances. During the current quarter, FHLB borrowings of $536 thousand were repaid compared to repayment of $3.0 million in third quarter 2024. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $4 thousand compared to third quarter 2024 due to the decrease of $207 thousand in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings compared to third quarter 2024. The average cost of funds decreased to 2.83% in third quarter 2025 compared to 3.21% in third quarter 2024. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended September 30, 2025		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	September 30, 2025	September 30, 2024
NOW accounts and savings deposits	$1,620,026	$9,966	2.46%	2.78%
Time deposits	609,844	5,094	3.34%	3.75%
Borrowed funds	188,123	1,966	4.18%	4.24%
Fed funds purchased & securities sold under agreement to repurchase	27,274	273	4.00%	4.03%
Subordinated notes	34,885	284	3.26%	3.27%
Total Interest-Bearing Liabilities	$2,480,152	$17,583	2.83%	3.21%

Change in Interest Expense Quarter to Date September 30, 2025 Compared to September 30, 2024

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(725)	$567	$(1,292)
Time deposits	(1,162)	(538)	(624)
Borrowed funds	(838)	(810)	(28)
Fed funds purchased & securities sold under agreement to repurchase	(4)	(2)	(2)
Subordinated notes	-	1	(1)
Total Interest-Bearing Liabilities	$(2,729)	$(782)	$(1,947)

As the following chart indicates, the improvement in yields on interest earning assets of 35 basis points combined with the decreased cost of funds of 38 basis points equated to a 73 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	September 30, 2025	September 30, 2024	September 30, 2023
Interest/Dividend income/yield	5.62%	5.27%	4.79%
Interest Expense/cost	2.83%	3.21%	2.82%
Net Interest Spread	2.79%	2.06%	1.97%
Net Interest Margin	3.40%	2.71%	2.59%

Net Interest Income

Net interest income increased $5.3 million for the third quarter 2025 over the same time frame in 2024 due to the increase in interest income of $2.6 million combined with the interest expense decrease of $2.7 million as previously mentioned. As the new loans added in 2024 and 2025 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company has more opportunity for improved asset yield with loans repricing. Additionally, funding costs should continue to come down as well. Loans as a percentage of earning assets increased to 83.7% in third quarter 2025 compared to 80.1% in third quarter 2024. Loans to total assets increased to 79.1% in third quarter 2025 compared to 76.1% for the same period 2024. The percentage of earning assets to total assets decreased slightly to 94.6% for the three months ended September 30, 2025 compared to 95.0% for the three months ended September 30, 2024. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing decrease in cost of funds.

Comparison of Noninterest Results of Operations for three month periods ended September 30, 2025 and 2024

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses increased $275 thousand for the three months ended September 30, 2025 as compared to the same period in 2024. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $3 thousand lower during the three months ended September 30, 2025 than the same period in 2024 with all loan charge-offs for the current quarter in the consumer portfolio and commercial portfolio segments. Recoveries were $6 thousand higher during the three months ended September 30, 2025 as compared to same period in 2024 with 78.7% of total current quarter recoveries in the consumer portfolio segment. Combined net charge-offs were $9 thousand lower in the three months ended September 30, 2025 than the same time period 2024. All of the time periods in 2024 and 2025 had net charge-offs to total loans ratios lower than 0.1% attesting to the strong asset quality of the Bank's loan portfolio.

Loans past due 30 or more days increased $1.0 million at September 30, 2025 as compared to September 30, 2024. The largest changes were attributed to the agricultural real estate portfolio segment past due balances which increased $712 thousand for the same time period. The commercial portfolio segment also increased $209 thousand over September 30, 2024.

The following table presents the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended September 30, 2025, 2024, and 2023.

	(In Thousands)
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Loans, amortized cost	$2,658,275	$2,535,291	$2,529,606
Daily average of outstanding loans	$2,647,632	$2,550,297	$2,536,885
Nonaccrual loans	$5,155	$2,898	$22,447
Nonperforming loans*	$5,155	$2,898	$22,447

Allowance for Credit Losses - July 1,	$26,977	$25,270	$24,910
Loans Charged off:
Consumer Real Estate	-	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	15	-
Commercial and Industrial	1	5	-
Consumer	119	103	148
	120	123	148
Loan Recoveries:
Consumer Real Estate	2	1	14
Agriculture Real Estate	-	-	1
Agricultural	-	-	-
Commercial Real Estate	2	3	1
Commercial and Industrial	9	22	6
Consumer	48	29	33
	61	55	55
Net Charge Offs (Recoveries):
Consumer Real Estate	(2)	(1)	(14)
Agriculture Real Estate	-	-	(1)
Agricultural	-	-	-
Commercial Real Estate	(2)	12	(1)
Commercial and Industrial	(8)	(17)	(6)
Consumer	71	74	115
	59	68	93
Provision for Credit Losses	557	282	460
Allowance for Credit Losses - September 30,	27,475	25,484	25,277
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,036	1,661	2,023
Total Allowance for Credit Losses - September 30,	$28,511	$27,145	$27,300
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.19%	0.11%	0.89%
Ratio of the Allowance for Credit Losses to Loans	1.03%	1.01%	1.00%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	532.98%	879.37%	112.61%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	532.98%	879.37%	112.61%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at September 30, 2025 and September 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $1.9 million and $3.0 million, respectively, or a daily average outstanding balance of $1.8 million and $1.6 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of September 30, 2025 at $5.2 million as compared to $2.9 million as of September 30, 2024. The consumer real estate portfolio segment increased $1.9 million, or 86.8%, as compared to September 30, 2024. The agricultural real estate portfolio segment increased $334 thousand, or 267.2%, as compared to September 30, 2024 while the agricultural portfolio segment decreased $46 thousand compared to September 30, 2024. The commercial real estate portfolio segment decreased 61.1% or $220 thousand compared to September 30, 2024. Nonaccrual loans in the commercial and industrial portfolio segment increased $294 thousand compared to September 30, 2024.

The commercial and industrial portfolio segment along with the consumer portfolio segment accounted for the largest components of recoveries for both the three months ended September 30, 2025 and for the three months ended September 30, 2024. The consumer portfolio segment accounted for the majority of charge-offs for the three months ended September 30, 2025 and for the three months ended September 30, 2024.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans by category at September 30, 2025 and September 30, 2024.

	September 30, 2025			September 30, 2024
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loans	Amount (In Thousands)	% of ACL	% of Loans
Consumer Real Estate	$4,129	15.03%	19.67%	$3,363	13.20%	20.68%
Agricultural Real Estate	756	2.75%	8.35%	937	3.68%	8.68%
Agricultural	416	1.51%	6.76%	261	1.02%	5.43%
Commercial Real Estate	16,901	61.51%	50.88%	16,455	64.57%	51.24%
Commercial and Industrial	3,750	13.65%	11.13%	2,835	11.12%	10.27%
Consumer	969	3.53%	2.30%	1,086	4.26%	2.68%
Other	554	2.02%	0.91%	547	2.15%	1.02%
Allowance for Credit Losses	27,475	100.00%	100.00%	25,484	100.00%	100.00%
Off Balance Sheet Commitments	1,036			1,661
Total Allowance for Credit Losses	$28,511			$27,145

Noninterest Income

Noninterest income was up $397 thousand, or 10.0%, for the three months ended September 30, 2025 over the same time frame in 2024. Customer service fees increased by $70 thousand as compared to the three months ended September 30, 2024. Mortgage release fees and credit card fees, which are included in customer service fees, increased $25 and $50 thousand, respectively, over the same time period in 2024. Merchant services fees also decreased $17 thousand. Other service fees increased by $194 thousand compared to the same period in 2024, which includes overdraft and returned check fees of $90 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $87 thousand. Servicing rights income for 1-4 family real estate and agricultural real estate loans decreased $46 thousand as compared to the same period in 2024. The line items of interchange income and the increase in the cash surrender value of bank owned life insurance decreased $42 thousand and $18 thousand, respectively, from the same three months ended September 30, 2024. Net gain on sale of loans increased $229 thousand as compared to the same period, as discussed below.

The Company has seen strong and steady mortgage production volume partially due to the improvement of housing inventory in many of our markets. The volume of total originations of loans held for sale increased and the gain on the sale of these loans was $229 thousand higher for the three months ended September 30, 2025 over the same period in 2024. Total originations of loans held for sale for the three months ended September 30, 2025 were $14.8 million with proceeds from sale at $18.6 million for 2025 compared to 2024’s activity of $13.2 million in originations and $13.3 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the three months ended September 30, 2025 and 2024, loan servicing rights caused a net $99 thousand and $182 thousand in income, respectively. Impairment of $372 thousand and $42 thousand was recognized during the three months ended September 30, 2025 and 2024, respectively. Capitalized additions of agricultural real estate loan servicing rights were $141 thousand for the three months ended September 30, 2025 compared to $216 thousand in capitalized additions for the three months ended September 30, 2024. Amortization of agricultural real estate loan servicing rights were $75 thousand and $67 thousand for the three months ended September 30, 2025 and 2024, respectively. Impairment of agricultural real estate loan servicing rights was $369 thousand for the three months ended September 30, 2025 compared to $42 thousand for the three months ended September 30, 2024. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.454% in the third quarter 2025 versus 1.034% in third quarter 2024. For 1-4 family real estate loans over 15 years, the value was 1.421% versus 1.266% for the same periods respectively. At September 30, 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $5 thousand valuation allowance for 1-4 family real estate and an $454 thousand valuation allowance for agricultural real estate servicing rights.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance	$5,897	$5,511	$5,753	$5,655
Capitalized Additions	313	359	828	570
Amortization	(214)	(177)	(585)	(532)
Ending Balance, September 30,	5,996	5,693	5,996	5,693
Valuation Allowance	(459)	(49)	(459)	(49)
Servicing Rights net, September 30,	$5,537	$5,644	$5,537	$5,644

Noninterest Expense

For the three months ended September 30, 2025, noninterest expenses were $2.3 million or 13.3% higher than for the same period in 2024. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $395 thousand in total. Deferred salary loans costs decreased $245 thousand from last year and restricted stock expense increased $17 thousand and incentive expense increased $107 thousand compared to 2024. Benefits increased over 2024 by $161 thousand due to increased medical expense of $99 thousand and combined taxes and workmen's compensation of $31 thousand and increased pension expense of $32 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $30 thousand. Utilities expense increased $48 thousand over 2024. Furniture and equipment increased in total $60 thousand which was comprised of an increase in maintenance contracts and equipment repairs of $60 and $13 thousand, respectively, and decreases in small equipment purchases of $9 and equipment rental of $5 thousand. The Bank opened one new office in August of 2025 in Troy, Michigan.

Consulting fees decreased $9 thousand over the same period in 2024. Data processing expenses and ATM expense increased a combined $963 thousand. Third quarter 2024 included a much higher usage of flex credits for data processing and ATM expenses that were provided in the renegotiation of the core processor contract. Some of the flex credits may be used on a wide range of services while others are product specific. General and administrative expense increased $170 thousand. The items on this line of significance include an increase in NSF check losses and fraud of $127 thousand, an increase in miscellaneous expenses of $69 thousand and increased CDARS/ICS fees of $51 thousand.

Income Taxes

Income tax expense was $787 thousand higher for the three months ended September 30, 2025 compared to the same period in 2024 based mainly on pretax higher earnings. Amortization of qualified affordable housing projects caused income tax expense to increase $111 thousand for both the three months ended September 30, 2025 and 2024, as presented in Note 8. Effective tax rates were 21.19% and 19.64% for 2025 and 2024, respectively. Excluding the additional $111 thousand of income tax expense for both periods, the effective tax rates would have been 20.20% and 18.28% for the three months ended September 30, 2025 and 2024, respectively.

Net Income

Overall, net income in the three months ended September 30, 2025 was up $2.3 million or 35.9% to $8.9 million as compared to last year's $6.5 million. The biggest contributor to the improvement was net interest income. Net interest income was up

$5.3 million or 24.6% due to both increased interest income and decreased interest expense. Provision for credit losses for loans and unfunded commitments increased $270 thousand compared to 2024. Noninterest income increased $397 thousand and noninterest expense increased $2.3 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2025 and 2024

Interest Income

When comparing the nine months ended September 30, 2025 and September 30, 2024, average loan balances grew $53.6 million which represented a 2.1% increase. Interest income on loans increased $8.9 million or 8.2% as compared to the nine months ended September 30, 2024. Loan interest income for the nine months ended September 30, 2025 included approximately $1.1 million of fee income related to interest rate swap transactions compared to $124 thousand for the nine months ended September 30, 2024. The associated impact to loan yield and total asset yield for the first nine months of 2025 was 6 basis points and 4 basis points, respectively, whereas the impact to both loan yield and total asset yield was only 1 basis point for the first nine months of 2024. Loan interest for third quarter 2025 also includes a one-time fee collected of $195 thousand in addition to $191 thousand from the recovery of one acquired relationship that had been fully charged off prior to acquisition. During the second quarter 2024, the Company recognized loan interest income of slightly more than $1.0 million related to the payoff of one nonaccrual relationship of which approximately $379 thousand was earned in 2024. The Company's loan portfolio is 44.1% variable rate with 28.3% of total loans subject to repricing during the remainder of 2025 and 38.4% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio increased in average balances by $53.2 million when comparing to the same time period in 2024 with the income associated with the security portfolio increasing $2.8 million over the nine months ended September 30, 2024. The increased balances were the result of increasing our holdings for liquidity and contingency planning purposes and to improve our investments in CRA qualifying securities. Federal funds sold and interest-bearing deposits decreased in average balances by $78.1 million as compared to the same nine month period ended September 30, 2024 with decreased income of $4.5 million for the current period. The decreased balances are the result of funding loan growth, purchases of available-for-sale securities and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $28.6 million and interest income was higher for the nine months ended September 30, 2025 by 6.0% or $7.3 million as compared to the nine month period ended September 30, 2024. Rate changes between periods have contributed to approximately 105.6% of the increase.

Annualized yield, for the nine months ended September 30, 2025, was 5.42% as compared to 5.17% for the comparable period ended September 30, 2024. The following charts demonstrate loan rate increases accounted for 74.6% of the increased loan interest income while increased loan balances accounted for the remaining 25.4%. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow. The tax-exempt interest income was $342 and $386 thousand for the nine months ended September 2025 and 2024 which resulted in a federal tax savings of $72 and $81 thousand, respectively.

	(In Thousands)
	Year to Date Ended September 30, 2025		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2025	September 30, 2024
Loans	$2,615,332	$117,615	6.00%	5.66%
Taxable investment securities	454,288	8,403	2.47%	1.87%
Tax-exempt investment securities	17,025	224	2.22%	2.03%
Fed funds sold & other	87,106	2,736	4.19%	5.84%
Total Interest Earning Assets	$3,173,751	$128,978	5.42%	5.17%

Change in Interest Income Year to Date September 30, 2025 Compared to September 30, 2024

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$8,949	$2,272	$6,677
Taxable investment securities	2,828	797	2,031
Tax-exempt investment securities	(25)	(56)	31
Fed funds sold & other	(4,495)	(3,419)	(1,076)
Total Interest Earning Assets	$7,257	$(406)	$7,663

Interest Expense

Contributing to the increased net interest income for the first nine months of 2025 was a decrease in interest expense of $6.2 million or 10.5% compared to the same period in 2024. Since 2024, average interest-bearing deposit balances have increased $28.8 million or 1.3% while the Company recognized $4.9 million less in interest expense for the most recent nine months. The Federal Reserve made its first change to the federal funds rate in 2025 by decreasing 25 basis points in September. During 2024, the Federal Reserve decreased the federal funds rate by 50 basis points in September and 25 basis points in November and December. Deposit rates have been adjusted numerous times with all the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for 5.8% of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of 105.8%. Noninterest-bearing deposits balances increased $26.5 million compared to the same period in 2024. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $1.3 million in the nine months ended September 30, 2025 over the same time frame in 2024 due to the repayment of FHLB advances. During the current nine months, FHLB borrowings of $58.2 million were repaid compared to new FHLB borrowings of $15.0 million and repayments of $17.7 million in 2024. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $21 thousand compared to the first nine months of 2024 due to the decrease of $535 thousand in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings compared to 2024. The average cost of funds decreased to 2.84% for the nine months ended September 30, 2025 compared to 3.16% for the nine months ended September 30, 2024. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Year to Date Ended September 30, 2025		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	September 30, 2025	September 30, 2024
NOW accounts and savings deposits	$1,557,564	$28,009	2.40%	2.71%
Time deposits	621,126	15,852	3.40%	3.71%
Borrowed funds	220,820	6,927	4.18%	4.15%
Fed funds purchased & securities sold under agreement to repurchase	27,352	816	3.98%	4.00%
Subordinated notes	34,856	853	3.26%	3.27%
Total Interest-Bearing Liabilities	$2,461,718	$52,457	2.84%	3.16%

Change in Interest Expense Year to Date September 30, 2025 Compared to September 30, 2024

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(2,282)	$1,420	$(3,702)
Time deposits	(2,571)	(1,141)	(1,430)
Borrowed funds	(1,308)	(1,355)	47
Fed funds purchased & securities sold under agreement to repurchase	(21)	(16)	(5)
Subordinated notes	-	3	(3)
Total Interest-Bearing Liabilities	$(6,182)	$(1,089)	$(5,093)

As the following chart indicates, the improvement in yields on interest earning assets of 25 basis points combined with the decreased cost of funds of 32 basis points equated to a 57 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	September 30, 2025	September 30, 2024	September 30, 2023
Interest/Dividend income/yield	5.42%	5.17%	4.57%
Interest Expense/cost	2.84%	3.16%	2.35%
Net Interest Spread	2.58%	2.01%	2.22%
Net Interest Margin	3.22%	2.68%	2.77%

Net Interest Income

Net interest income increased approximately $13.4 million for the nine months ended September 30, 2025 over the same time frame in 2024 due to the increase in interest income of approximately $7.3 million combined with the interest expense decrease of $6.2 million as previously mentioned. As the new loans added in 2024 and 2025 and loans repricing higher generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company does expect to see continued improvement in asset yields as loans reprice in addition to a lowering of funding costs. Loans as a percentage of earning assets increased to 82.4% for the nine months ended 2025 compared to 81.5% for the nine months ended 2024. Loans to total assets increased to 78.1% for the nine months ended 2025 compared to 77.5% for the same period 2024. The percentage of earning assets to total assets decreased to 94.8% for the nine months ended 2025 compared to 95.1% for the nine months ended 2024. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing decrease in cost of funds.

Comparison of Noninterest Results of Operations for nine month periods ended September 30, 2025 and 2024

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Provision expense increased $1.4 million for the nine months ended September 30, 2025, compared to the same period in 2024. As discussed more thoroughly below, the increase was primarily driven by a combination of higher net charge-offs, a rise in nonaccrual loans, and adjustments to qualitative factors reflecting elevated credit risk in certain portfolio segments. Loan charge-offs were $187 thousand higher during the nine months ended September 30, 2025 than the same period in 2024. Recoveries were $55 thousand lower during the nine months ended September 30, 2025 as compared to same period in 2024. Net charge-offs increased $242 thousand year-over-year, with the consumer loan segment accounting for the majority of losses. Nonaccrual loans increased by $2.3 million, or 77.9%, from September 30, 2024, due largely to deterioration in the consumer real estate and agricultural real estate portfolios. The commercial loan portfolio also saw increased nonaccrual balances. Management also factored in the continuing impact of high interest rates and inflationary pressures on borrower repayment capacity, particularly in rate-sensitive consumer real estate, agricultural and commercial portfolios. These trends resulted in a higher modeled loss rate and adjustments to qualitative reserves.

Loans past due 30 or more days increased $1.0 million at September 30, 2025 as compared to September 30, 2024. The largest changes were attributed to the agricultural real estate portfolio segment past due balances which increased $712 thousand for the same time period.

The following table breaks down the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the nine months ended September 30, 2025, 2024, and 2023.

	(In Thousands)
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Loans, amortized cost	$2,658,275	$2,535,291	$2,529,606
Daily average of outstanding loans	$2,613,686	$2,560,440	$2,470,770
Nonaccrual loans	$5,155	$2,898	$22,447
Nonperforming loans*	$5,155	$2,898	$22,447

Allowance for Credit Losses - January 1,	$25,826	$25,024	$20,313
Adjustment for accounting change	-	-	3,564
Loans Charged off:
Consumer Real Estate	-	13	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	15	-
Commercial and Industrial	26	106	-
Consumer	561	266	330
	587	400	330
Loan Recoveries:
Consumer Real Estate	4	6	27
Agriculture Real Estate	-	-	105
Agricultural	10	-	-
Commercial Real Estate	21	7	6
Commercial and Industrial	21	127	18
Consumer	151	122	154
	207	262	310
Net Charge Offs (Recoveries):
Consumer Real Estate	(4)	7	(27)
Agriculture Real Estate	-	-	(105)
Agricultural	(10)	-	-
Commercial Real Estate	(21)	8	(6)
Commercial and Industrial	5	(21)	(18)
Consumer	410	144	176
	380	138	20
Provision for Credit Losses	2,029	598	1,420
Allowance for Credit Losses - September 30,	27,475	25,484	25,277
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,036	1,661	2,023
Total Allowance for Credit Losses - September 30,	$28,511	$27,145	$27,300
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.01%	0.00%
Ratio of Nonaccrual Loans to Loans	0.19%	0.11%	0.89%
Ratio of the Allowance for Credit Losses to Loans	1.03%	1.01%	1.00%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	532.98%	879.37%	112.61%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	532.98%	879.37%	112.61%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at September 30, 2025 and September 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $1.9 million and $3.0 million, respectively, or a daily average outstanding balance of

$1.6 million and $1.3 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of September 30, 2025 at $5.2 million as compared to $2.9 million as of September 30, 2024. The consumer real estate portfolio segment increased $1.9 million, or 86.8%, as compared to September 30, 2024. The agricultural real estate portfolio segment increased $334 thousand, or 267.2%, as compared to September 30, 2024 while the agricultural portfolio segment decreased $46 thousand compared to September 30, 2024. The commercial real estate portfolio segment decreased 61.1% or $220 thousand compared to September 30, 2024. Nonaccrual loans in the commercial and industrial portfolio segment increased $294 thousand compared to September 30, 2024.

The consumer portfolio segment accounted for the largest component of recoveries and of charge-offs for the nine months ended September 30, 2025 versus the commercial and industrial portfolio segment and consumer portfolio segment which accounted for the largest components of recoveries and of charge-offs for the nine months ended September 30, 2024.

Noninterest Income

Noninterest income was up $832 thousand, or 7.2%, for the nine months ended September 30, 2025 over the same time frame in 2024. Other service fees increased by $382 thousand as compared to the nine months ended September 30, 2024 which includes increased overdraft and returned check charge fees of $159 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $173 thousand. Customer service fees decreased by $6 thousand compared to the same period in 2024. Mortgage release fees and miscellaneous customer service fees, which are included in customer service fees, decreased $13 and $75 thousand, respectively, while credit card fees increased $70 thousand over the same time period in 2024. Servicing rights income for 1-4 family real estate and agricultural real estate loans increased $258 thousand as compared to the same period in 2024 due to an increase in real estate loans sold as discussed below. Bank owned life insurance cash surrender value increased $13 thousand while interchange income decreased by $121 thousand as compared to 2024.

The Company has seen improvement in mortgage production volume partially due to the improvement of housing inventory in many of our markets. The gain on the sale of these loans was $349 thousand higher for the nine months ended September 30, 2025 over the same period in 2024. Total originations of loans held for sale for the nine months ended September 30, 2025 were $45.0 million with proceeds from sale at $46.0 million for 2025 compared to 2024’s activity of $36.5 million in originations and $37.1 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The table showing the impact of loan servicing rights, both to income and expense, can be seen in the three month comparison section. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the nine months ended September 30, 2025 and 2024, loan servicing rights caused a net $243 thousand and $38 thousand in income, respectively. Impairment of $362 thousand and $42 thousand was recognized during the nine months ended September 30, 2025 and 2024, respectively. Capitalized additions of agricultural real estate loan servicing rights were $387 thousand for the nine months ended September 30, 2025 compared to $216 thousand in capitalized additions for the nine months ended September 30, 2024. Amortization of agricultural real estate loan servicing rights were $214 thousand and $191 thousand for the nine months ended September 30, 2025 and 2024, respectively. Impairment of agricultural real estate loan servicing rights was $359 thousand for the nine months ended September 30, 2025 compared to $42 thousand for the nine months ended September 30, 2024. At September 30, 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $5 thousand valuation allowance for 1-4 family real estate and an $454 thousand valuation allowance for agricultural real estate servicing rights.

Noninterest Expense

For the nine months ended September 30, 2025, noninterest expenses were $5.1 million or 9.8% higher than for the same period in 2024. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $405 thousand in total. Salaries increased $1.0 million from last year. Restricted stock expense increased $9 thousand while incentive expense and deferred salary loan costs decreased $16 and $606 thousand, respectively from 2024. The increase in salaries was due to the investment in people for our strategic growth initiative and staffing of new offices. Benefits increased over 2024 with the increased medical expense of $423 thousand and combined taxes and workmen's compensation of $167 thousand offset with reductions in pension of $68 thousand. The additional cost of the offices is also evident in the increased expenses in net occupancy with additional lease expense of $111 thousand and building repairs and maintenance of $88 thousand. Furniture and equipment decreased $8 thousand in total which was comprised of increases in maintenance contracts and equipment repairs of $78 and $44 thousand, respectively, and decreases in depreciation and equipment rental of $105 thousand and $15 thousand, respectively.

Consulting fees increased $846 thousand over the same period in 2024 of which the majority was for time spent to our core banking operating system for the base contract negotiation and additional ancillary products. Data processing expenses and

ATM expense increased a combined $2.0 million. The first nine months of 2024 included a much higher usage of flex credits for data processing and ATM expenses that were provided in the renegotiation of the core processor contract. Some of the flex credits may be used on a wide range of services while others are product specific. General and administrative expense increased $744 thousand. The items on this line of significance include increases in out of state taxes of $202 thousand, combined debit card losses and NSF check losses of $206 thousand and miscellaneous expenses of $201 thousand over the same period in 2024.

Income Taxes

Income tax expense was $1.7 million higher for the nine months ended September 30, 2025 compared to the same period in 2024 based mainly on higher earnings. Amortization of qualified affordable housing projects caused income tax expense to increase $335 thousand and $331 thousand for the nine months ended September 30, 2025 and 2024, respectively, as presented in Note 8. Effective tax rates were 20.80% and 20.36% for 2025 and 2024, respectively. Excluding the additional $335 and $331 thousand of income tax expense, the effective tax rates would have been 19.67% and 18.86% for the nine months ended September 30, 2025 and 2024, respectively.

Net Income

Overall, net income in the nine months ended September 30, 2025 was up $6.0 million or 33.9% to $23.5 million as compared to last year's $17.6 million. The biggest contributor to the improvement was net interest income. Net interest income was up $13.4 million or 21.3% with increased interest income accounting for the largest contribution and decreased interest expense contributed at a lower amount. Provision for credit losses for loans and unfunded commitments increased $1.5 million compared to 2024. Noninterest income increased $832 thousand and noninterest expense increased $5.1 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

FORWARD-LOOKING STATEMENTS

This report, including the sections entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements are not historical facts and can be identified by words such as “anticipate,” “believe,” “could,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “seeks,” “should,” “target,” “will,” “would,” and similar expressions, as well as their negatives. These statements include, among other things, statements regarding our strategy, future operations, financial condition, results of operations, capital and liquidity levels, margins, asset quality, loan and deposit growth, noninterest income, expense trends, capital management, dividends, share repurchases, and the timing and effects of regulatory or accounting developments and are based on current expectations and assumptions of management.

Forward‑looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Changes in interest rates, yield curves, deposit betas, and funding availability and costs; the mix and level of deposits (including the risk of outflows), wholesale funding, and other sources of liquidity; and the impact on net interest income and margin.
•
Economic conditions nationally and in our markets, including in our Midwest footprint; inflation, employment trends, business and consumer confidence, and housing conditions.
•
Credit risks of lending activities, including concentrations (such as commercial real estate), borrower performance, collateral values, and the level and volatility of the allowance for credit losses under CECL.
•
Market risks related to our investment securities and hedging activities, including fair value changes, other‑than‑temporary or credit‑related impairments, and accumulated other comprehensive income (AOCI) volatility.
•
Competition from banks and nonbanks (including fintechs) for loans, deposits, and fee‑based products and services.
•
Operational, technology, and information security risks, including cybersecurity threats, fraud, ransomware, data breaches, business interruption, and risks related to third‑party and vendor relationships (including core and cloud service providers).
•
Legal, compliance, supervisory, and regulatory risks, including the nature, timing, and effect of changes in banking laws and regulations and of examination findings and enforcement actions; potential changes to regulatory capital requirements (including U.S. implementation of the “Basel III Endgame” framework); developments related to small business lending data collection under Section 1071; Community Reinvestment Act developments; and other rulemakings or guidance applicable to community and regional banking organizations.
•
Changes in accounting principles and interpretations, tax laws, and related guidance.
•
Our ability to attract and retain key personnel and to execute on business strategies and initiatives, including technology and digital payments initiatives and any activities relating to stablecoin or other digital asset/payment innovations under applicable law and regulation.
•
Natural disasters, severe weather, public health events, geopolitical conflicts, or other external events.
•
Other risks described in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors in our most recent Annual Report on Form 10‑K and any updates in this Form 10‑Q.

Any forward‑looking statement speaks only as of the date it is made. The Company undertakes no obligation to update any forward‑looking statements, whether written or oral, to reflect events or circumstances after the date of this report, except as required by law. Readers should not place undue reliance on forward‑looking statements, which are not guarantees of future performance and involve risks, uncertainties, and assumptions.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which we are subject is interest rate risk. Much of our interest rate risk arises from the instruments, positions and transactions entered for purposes other than trading such as loans, available for sale securities, interest-bearing deposits, short-term borrowings and long-term borrowings. Interest rate risk occurs when interest-bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

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

At September 30, 2025, the shocks presented assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.02%	-8.47%	Rising	3.00%	94,359	-9.32%
3.12%	-5.50%	Rising	2.00%	97,618	-6.19%
3.31%	0.28%	Rising	1.00%	103,724	-0.32%
3.30%	0.00%	Flat	0.00%	104,058	0.00%
3.23%	-2.13%	Falling	-1.00%	102,499	-1.50%
3.06%	-7.34%	Falling	-2.00%	97,966	-5.85%
2.94%	-11.07%	Falling	-3.00%	95,036	-8.67%

The Bank’s static balance sheet remained mostly neutral in September. In response to falling market rates and rising economic uncertainties, we tempered our new and repricing spread assumptions to be more conservative. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks with a 4.00% fluctuation and over a 24-month time frame. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds whereas savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. CD pricing has been more cautious in response to growing market and geopolitical uncertainties.

The Bank was prompt in dropping non-maturity deposit rates in September when the Fed cut their rate. We will have some continued opportunity to be aggressive with future Fed rate cuts, particularly with our higher deposit rates. While net interest income drops in a falling interest rate environment, there are potential revenues and other factors that can insulate the Bank’s overall income, such as prepayment penalty fees, mortgage fees, and rate floors. The Bank’s monthly cost of funds decreased from 2.83% in June to 2.78% in September. Older loans and investments will continue to reprice higher, in aggregate, in the next twelve months based on current rates. The Bank continues to review and adjust its assumptions concerning decay rates, deposit betas, key rate ties, and loan prepayment speeds. Rates are modified as index rates change. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction. The Company must continue its trajectory of improved pricing discipline for its new loans and deposits.

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

Compliance Obligations of Bank Holding Companies and Insured Depositories

We and our bank subsidiary operate within an extensive and evolving framework of federal and state laws, regulations, and supervisory expectations that govern nearly all aspects of our operations. As a bank holding company, we are subject to the Bank Holding Company Act and related regulations, while our bank is overseen by federal and state regulators through examination and enforcement authority. We are also subject to numerous requirements under consumer protection, privacy, anti-money laundering, sanctions, community reinvestment, and securities laws, as well as payment system and third-party risk management standards.

These obligations restrict permissible activities, affect capital, liquidity, and growth strategies, and impose significant compliance and operational costs. Examinations may result in Matters Requiring Attention or enforcement actions, and deficiencies in our risk, compliance, or governance programs could lead to penalties, remediation orders, restrictions on dividends or expansion, and reputational harm.

The regulatory landscape continues to evolve through new legislation, rulemaking, and supervisory guidance in areas such as consumer protection, AML and sanctions, fintech partnerships, model risk, payments modernization, data privacy, and fair access. Future changes—or differing federal and state requirements—could increase compliance costs, limit product or service offerings, or otherwise adversely affect our business, financial condition, and results of operations.

“Debanking,” Fair Access, and Supervisory Expectations

Evolving federal and state scrutiny of account onboarding, offboarding, and access to banking services—often referred to as “debanking” or “fair access”—could increase our compliance, legal, and reputational risks. Policymakers and regulators are reconsidering the role of “reputation risk” in supervision and adopting laws that limit account decisions based on perceived political or non-risk factors. These measures may conflict with each other or with our obligations under existing law.

Supervisory expectations emphasizing individualized, risk-based decisions and enhanced documentation may require policy and system changes and greater resources. We could face criticism or penalties if regulators find our account actions insufficiently supported or discriminatory, or if we must maintain accounts beyond our risk appetite. Conflicting standards and rising public attention to alleged “debanking” may increase complaint volume, compliance costs, and reputational exposure. Any of these developments could materially affect our business, financial condition, or results of operations.

Data Privacy, Cybersecurity, and Information Security Compliance

We are subject to extensive federal and state data privacy, cybersecurity, and information security requirements. Expanding state privacy regimes, incident-notification rules, and vendor-oversight standards have increased the complexity and cost of compliance, particularly across multiple jurisdictions and third-party relationships. Failure to comply with applicable laws or to safeguard customer or confidential information could result in regulatory inquiries, penalties, litigation, remediation costs, and reputational harm. Ongoing changes in privacy and cybersecurity laws may require additional investment in systems, controls, and personnel, and could adversely affect our operations and financial results.

Consumer Compliance, CRA Modernization, and Fair Lending

We are subject to extensive consumer protection, fair lending, and Community Reinvestment Act (CRA) obligations. CRA modernization and evolving fair-lending expectations may require changes to our assessment areas, data collection, monitoring, product offerings, and governance. The use of models or analytics in pricing, marketing, or underwriting increases fair-lending and conduct risk if not properly controlled. Failure to meet supervisory expectations could result in criticism, penalties, remediation obligations, restrictions on growth or activities, or reputational harm.

Payments, Fee Practices, and Operational Risk

Regulatory and supervisory scrutiny of consumer fees—including overdraft and other service charges—continues to evolve. Changes to fee practices, disclosure requirements, or remediation obligations could reduce noninterest income and increase compliance costs. Adoption of faster payment systems and real-time networks heightens operational, fraud, and funds-availability risks, requiring ongoing enhancements to risk controls, vendor oversight, and reconciliation processes. Network rule changes or settlement obligations could further increase costs or operational complexity and adversely affect our results.

Consumer Credit Normalization and Portfolio Risk

Consumer credit performance is normalizing from historically strong conditions, reflecting higher interest rates, elevated prices, and reduced savings. Deterioration in borrower cash flows, labor-market weakness, or persistent inflation could increase delinquencies and charge-offs in our retail portfolios, including unsecured consumer loans. Higher loss emergence would increase our allowance for credit losses under CECL, potentially leading to earnings volatility, elevated provision levels, and slower loan growth.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2025.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs (1)
7/1/2025 to 7/31/2025	—		—	—	650,000

8/1/2025 to 8/31/2025	12,584	(2)	26.75	—	650,000

9/1/2025 to 9/30/2025	—		—	—	650,000
Total	12,584		26.75	—	650,000

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
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2025).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents. (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	October 31, 2025	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	October 31, 2025	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer