Form 10-K
period 2025-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2026-02-27
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $321,142,346.

As of February 20, 2026, the Registrant had 14,564,425 shares of common stock issued of which 13,748,074 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-12

Item 1a.	Risk Factors	12-20

Item 1b.	Unresolved Staff Comments	20

Item 1c.	Cybersecurity	20-22

Item 2.	Properties	22-23

Item 3.	Legal Proceedings	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	24-25

Item 6.	Reserved	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-51

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 8.	Financial Statements and Supplementary Data	53-118

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	119

Item9a.	Controls and Procedures	119

Item 9b.	Other Information	119

Item 9c.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	119

Item 10.	Directors and Executive Officers of the Registrant	120-122

Item 11.	Executive Compensation	123

Item 12.	Security Ownership of Certain Beneficial Owners and Management	123-124

Item 13.	Certain Relationships and Related Transactions	124

Item 14.	Principal Accountant Fees and Services	124

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	125-126

Item 16.	Form 10-K Summary	126

Signatures		127

Exhibit 10.9	Farmers & Merchants Bancorp, Inc. 2025 Long-Term Stock Incentive Plan	128

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	147

Exhibit 31.	Certifications Under Section 302	148

Exhibit 32.	Certifications Under Section 906	150

Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (1)

(1) Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Total Pages:		151

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding the Company’s expectations, beliefs, plans, objectives, goals, projections, assumptions, or future events or performance and may be identified by words such as “may,” “will,” “should,” “could,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “project,” “continue,” “potential,” or similar expressions.

Forward-looking statements are based on current expectations and assumptions and are subject to significant risks and uncertainties that could cause actual results, performance, or achievements to differ materially from those expressed or implied by such statements. Factors that could cause such differences include, among others:

•
changes in general economic, business, or market conditions, including inflationary pressures or recessionary trends;
•
changes in interest rates, yield curves, funding costs, or the availability of liquidity;
•
changes in deposit levels, deposit mix, or the behavior of uninsured or rate-sensitive deposits;
•
credit risk, including changes in the quality, performance, or concentration of the Company’s loan and investment portfolios, including commercial real estate exposures;
•
competitive pressures from financial institutions and non-bank financial service providers;
•
legislative, regulatory, or supervisory developments, including changes in capital, liquidity, consumer protection, or compliance requirements, and the results of regulatory examinations or enforcement actions;
•
cybersecurity threats, fraud, operational failures, or disruptions to information technology or third-party service providers;
•
changes in accounting standards or interpretations;
•
the impact of geopolitical events, public health developments, or other external shocks; and
•
other risks and uncertainties described in the sections captioned “Risk Factors” and elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may adversely affect the Company’s business, financial condition, results of operations, or cash flows.

Forward-looking statements speak only as of the date on which they are made. Except as required by applicable law or regulation, the Company undertakes no obligation to update, revise, or publicly disclose the results of any revisions to any forward-looking statement to reflect new information, future events, or otherwise. Readers are cautioned not to place undue reliance on forward-looking statements.

PART I

ITEM 1. BUSINESS

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a local independent community bank that has been primarily serving Northwest Ohio, Northeast Indiana and Southeast Michigan since 1897. Our other subsidiary, Farmers & Merchants Risk Management (Captive) was a captive insurance company formed in December 2014, located in Nevada and dissolved in December 2023. The Bank includes F&M Insurance Agency, LLC, a subsidiary offering insurance products, which was formed in November 2023. We report our financial condition and net income on a consolidated basis and have only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is
(419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2025, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2025 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage as well as consumer lending activities. Because the Bank's offices are primarily located in

Northwest Ohio, Northeast Indiana and Southeast Michigan, a substantial amount of the loan portfolio is comprised of loans made to customers in the agricultural industry for such items as farmland, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles. With the expansion into newer market areas, the most recent increases in loan activity have been in commercial and industrial, providing operating lines of credit and machinery purchases, and commercial real estate. The Bank also operates three Loan Production Offices (LPOs), two in Ohio and one in Indiana.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a seven and ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farm Service Agency (FSA) guaranteed secondary Agricultural market, and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. The Bank currently participates in three State of Ohio programs: Ag-Link, Grow Now and Ohio Homebuyers Plus. What all three of these programs have in common, is the ability to provide the Bank an avenue to offer a product that saves both the Bank and the consumer savings over other traditional products. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area. The Bank began offering a low income home buyer mortgage program, currently Hometown Advantage Mortgage Program, in November of 2023.

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

FM Investment Services, the brokerage department of the Bank, has served the Bank’s customers, providing investment services, since April of 1999. In November of 2020, FM Investment Services purchased the assets and clients of Adams County Financial Resources (ACFR). Securities are offered through Raymond James Financial Services, Inc.

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

The Bank’s primary market includes communities located in the Ohio counties of Butler, Champaign, Defiance, Fulton, Hancock, Henry, Lucas, Shelby, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. The Michigan footprint includes Oakland County. The commercial banking business in this market is highly competitive, with approximately 5 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, PNC, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA. Based on deposit data as of June 30, 2025 from the FDIC and using zip codes in our markets, the Bank ranked 4th with a 5.14% market share in markets served. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2025, we had 474 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Liquidity and Interest Rate Risk Oversight

In addition to the safety and soundness standards described above, following the 2023 banking sector stress events, federal and state banking regulators have increased supervisory focus on liquidity risk management and contingency funding planning, including the composition and stability of deposit funding (including uninsured and other rate-sensitive deposits), access to contingent sources of liquidity (including Federal Home Loan Bank advances and the Federal Reserve’s discount window), and governance and controls around liquidity stress testing and liquidity risk limits. Regulators have also emphasized oversight of interest rate risk management practices and the potential earnings and capital effects of changes in market interest rates, including as they relate to the valuation and duration of securities portfolios and related risk management practices.

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

Enacted in November 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), the GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses. The required capital levels along with the Bank’s capital position at December 31, 2025 and 2024 are summarized in the table included in Note 16 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using the Basel III capital framework ("Basel III"). Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules is overseen by the Federal Reserve, the FDIC and the OCC.

In addition, U.S. federal banking agencies have proposed and continue to evaluate revisions to regulatory capital requirements, including proposals intended to implement elements of the “Basel III endgame” reforms for certain banking organizations. While the applicability and ultimate impact of any such revisions on the Company and the Bank will depend on final rulemaking, supervisory expectations, and the Company’s and the Bank’s size, activities, and risk profile, changes to the capital framework could, if adopted and applicable, affect required capital levels, capital planning, and certain aspects of the Company’s and the Bank’s operations.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2025, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (FHLB) of Cincinnati and required to maintain an investment in the capital stock of the FHLB of Cincinnati. FHLBs serve as a credit facility for their members. The eleven FHLBs, primarily funded by proceeds from the sale of obligations of the FHLB system, make loans to their member banks in the form of long- and short-term advances. Advances from the FHLB are required to be fully collateralized as determined by FHLB requirements. Each FHLB must establish standards of community investment or service that its members must maintain for continued access to long-term advances. The criteria used to evaluate these standards considers a members CRA performance and its record of lending to first-time homebuyers.

Additional Regulation

Consumer Financial Protection Bureau - The Dodd-Frank Act created an independent regulatory body, the Consumer Financial Protection Bureau (CFPB). The CFPB was granted authority and responsibility to set rules and regulations for a broad range of consumer protection laws applicable to providers of consumer financial products and services, including banks. The CFBP was given responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities, including consumer financial products and services and how they are provided as well as authority to prohibit "unfair, deceptive or abusive" acts and practices.

Cybersecurity and Technology Risk - Banking regulators increasingly emphasize cybersecurity, information security, operational resilience, and third-party technology risk management as core safety and soundness priorities, including with respect to oversight of key service providers and incident response preparedness. In addition, SEC rules require public companies to provide specified disclosures regarding cybersecurity risk management, strategy, and governance, and to report certain material cybersecurity incidents.

Gramm-Leach-Bliley Financial Modernization Act of 1999 (the GLB Act”) - In accordance with privacy provisions of the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and Anti-Terrorism Legislation - A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. A series of anti-money laundering and anti-terrorism laws and regulations, commonly referred to the Bank Secrecy Act (BSA), are designed to prevent criminals and terrorists from accessing financial institutions and using the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. Enactment of the USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U. S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Penalties for BSA violations can be severe and could include civil money penalties, criminal charges and imprisonment for individuals committing willful violations, and cease and desist orders.

The U.S. Department of the Treasury’s Office of Foreign Asset Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. The Bank is responsible for blocking accounts of, and transactions with, sanctioned targets and countries and for reporting of blocked transactions after their occurrence. Failure to comply with these sanctions could result in serious financial, legal, and reputational consequences including civil money penalties and cease and desist orders.

Significant mortgage-related rules - Mandated by the Dodd-Frank Act provisions and implemented by the CFPB or jointly with other regulatory agencies, final rules were enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. Final rules regarding mortgage and mortgage-related products addressed matters such as ability-to-repay, qualified mortgage standards, mortgage servicing, mortgage loan originator compensation, escrow requirements for higher-priced mortgage loans, and providing appraisals. These mortgage rules addressed problems consumers faced in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

Final rules and amendments to the integrated mortgage disclosure rules under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective in October 2015. The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation. In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures. Subsequent amendments to the TRID rules added further clarity to certain provisions. Remaining attentive to the complexities of the TRID rules ensure practices and procedures remain compliant and do not subject the Bank to unnecessary liability.

Qualified Mortgage Loan standards - The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance. New final rules, effective October 2022, amended the Ability to Repay/Qualified Mortgage Rules. The General QM Final Rule amended the definition of the QM category to offset the impact of the sunsetting of the temporary Government Sponsored Enterprise (GSE) QMs; amended the General QM loan definition and removed the 43% debt-to-income limit; eliminated Appendix Q underwriting standards and any requirement to use them as a qualification for General QM status; and instead implemented price-based thresholds. For General QM status, applicable to first-lien mortgage loans offered by the Bank, a loan must still observe existing product features, underwriting requirements and limits on points and fees. On occasion, the Bank does make Non-Qualified Mortgages with approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans which are periodically reported to the Bank’s Loan Committee.

Flood Insurance Regulations - Final rules, mostly effective in October 2015, were issued by joint agencies to implement provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act). These provisions amended regulations which apply to loans secured by properties located in special flood hazard areas. Final rules for acceptance of private flood insurance policies became effective on July 1, 2019. Fines and penalties continue to be assessed by regulators for non-compliance with flood insurance requirements. A continued focus on adherence to the flood rules and requirements is necessary.

Home Mortgage Disclosure Act - As a reporter under Regulation C which implements the Home Mortgage Disclosure Act (HMDA), the Bank remains attentive to the accuracy and integrity of the data reported. Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information. The types of transactions reportable expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Collection and disclosure of significant data points reflect applicant and borrower characteristics to identify potential discriminatory lending patterns. The information collected and disclosed is subject to review and evaluation by Federal banking regulators, community-oriented organizations, and the general public. A thorough review and validation of data fields to be reported for each reportable application is conducted throughout the year. Year-end submission of HMDA data utilizes the web-based tool developed by the CFPB.

Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) - Enactment of EGRRCPA on May 24, 2018, resulted in a regulatory reform law deemed to be relief from certain burdensome provisions of the Dodd-Frank Act. The EGRRCPA included provisions with various effective dates, including some that were effective immediately. Matters impacted included access to mortgage credit; access to credit; protections for veterans, consumers, and homeowners; rules for holding companies; capital access; and protections for student borrowers. Though effective immediately, conforming regulations were required for certain provisions such as Reciprocal Deposits, Examination Cycles, and High Volatility Commercial Real Estate (HVCRE). The Protecting Tenants in Foreclosure Act was restored and permanently extended. Effective in September 2018, consumers could freeze their credit information and place one-year fraud alerts for free. Additionally, parents could freeze the credit information of their children under age 16 for free. The guidance and final rules issued must be monitored to ensure effectively managed.

Unacceptable Acts or Practices resulting in Consumer Harm - Unfair or deceptive acts or practices (UDAP) standards originally developed years ago by the Federal Trade Commission focused on unacceptable practices that may not specifically be addressed elsewhere in banking or consumer finance law. Banking regulatory agencies have increasingly used this authority over the years to address acts or practices that are deemed harmful, deceptive, or misleading to consumers. The authority of the Federal Trade Commission (FTC) for credit practice rules was repealed as a result of the Dodd-Frank Act. Interagency guidance issued collectively by the regulatory agencies in August 2014 clearly indicated certain consumer credit practices were not permissible and remained subject to Section 5 of the Federal Trade Commission Act, as well as Sections 1031 and 1036 of the Dodd-Frank Act. Agencies continue to have supervisory authority and enforcement authority for practices previously addressed in the former credit practices rules. Understanding and awareness of impermissible consumer credit practices in conjunction with the CFPB's prohibitions regarding "unfair, deceptive or abusive" acts and practices relating to the offering and marketing of Bank products and services remains important.

Equal Credit Opportunity Act (ECOA) / Section 1071 - Small Business Lending Data Collection - On March 30, 2023, the CFPB issued final rules which amend Regulation B to implement changes to the Equal Credit Opportunity Act (ECOA) as made by Section 1071 of the Dodd-Frank Act. Covered financial institutions are required to collect and report data on covered small business credit applications. Court injunctions have stayed mandatory compliance for community banks, including the Bank. The Bank continues to monitor developments and prepare for future rulemaking.

Community Reinvestment Act (CRA) - CRA requires a continuing and affirmative obligation by the Bank to help meet the credit needs of the communities it serves, including low- and moderate-income areas in a manner consistent with safe and sound operations. The Bank’s primary regulator, the FDIC, regularly conducts CRA examinations to assess the Bank’s CRA performance. A written evaluation of CRA performance is issued assigning a rating of Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. The Bank’s assigned CRA performance rating is required to be made public. CRA performance evaluations are considered when applications are submitted for requests such as mergers, acquisitions, and opening of new branches. The Bank’s most recent performance evaluation dated July 7, 2025 assigned a CRA rating of “Satisfactory”.

A final rule with amendments to the Community Reinvestment Act (CRA) was jointly issued by the OCC, FRB, and FDIC on October 24, 2023. These amendments were intended to strengthen and modernize CRA regulations. The changes were designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities; adapt to changes in the banking industry including mobile and internet banking; provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. Provisions of this final rule were originally supposed to become effective April 1, 2024, with other provisions having later effective dates. The CRA rule is currently subject to ongoing litigation and its implementation is currently paused. The agencies have proposed rescinding the 2023 framework and reverting to pre-October 2023 standards. As a large bank examined for CRA, the Bank continues to operate under the prior framework and monitor regulatory updates.

Other Federal Regulations - The Bank is also subject to federal regulation relating to matters such as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to numerous additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the federal Equal Credit Opportunity Act and Regulation B, the federal Electronic Funds Transfer Act and Regulation E, the federal Fair Credit Reporting Act and Regulation V, the federal Real Estate Settlement Procedures Act (RESPA) and Regulation X, the federal Truth in Lending Act and Regulation Z, the federal Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the federal Community Reinvestment Act, anti-discrimination laws and legislation, and antitrust laws. Violations of various laws and regulations may result in fines, penalties, and/or reimbursement to customers.

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

Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, wheat and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio segment.

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

Uninsured Deposit Risk

Uninsured deposits based on FDIC coverage as a percentage of total deposits was 20.6% as of December 31, 2025, and as of the same date, total uninsured deposits (includes public deposits with protection over FDIC) was 12.8%. The use of the financial network products, such as the Certificate of Deposit Account Registry (CDARS) and an Insured Cash Sweep which makes FDIC coverage available to larger depositors, contributes to the low uninsured percentage. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, our ability to attract core deposit funding during a time of actual or perceived distress or instability in the marketplace may also be severely limited, and interest rates paid for non-deposit borrowings generally exceed the interest rates paid on deposits.

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Net interest spreads have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” The Federal Reserve began increasing the Federal Funds rate in 2022 and continued into 2023 in an effort to tame inflation. These rate increases totaling 550 basis points have negatively impacted our interest spread. Beginning in September of 2024, the Federal Reserve began decreasing the Federal Funds rate which totaled 100 basis points throughout the remainder of 2024 and 75 basis points in 2025. These rate decreases have increased our interest spread to 2.65% in 2025 from 2.05% in 2024.

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

A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. Compensation and incentive arrangements may not be sufficient to retain key personnel in a highly competitive labor market, and increased compensation costs or turnover could adversely affect our business, financial condition, and results of operations.

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

Maintaining Compliance with Regulatory Capital Requirements

Under regulatory capital adequacy guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off balance sheet items. Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business. Failure to maintain the status of “well-capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which may lead to a decline in the demand for or a reduction in the prices that we are able to charge for our products and services. Failure to meet the guidelines could also limit our access to liquidity sources.

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

Emerging Financial Technologies

Advances in payment technologies and other financial innovations—including offerings by non-bank financial service providers—may increase competitive pressures on traditional deposit, payment, and lending products. Even if we do not offer such products or services, changes in customer preferences and the growth of alternative payment mechanisms could reduce demand for certain traditional banking services, compress fee income or net interest margins, and adversely affect our business, financial condition, and results of operations.

“Debanking,” Fair Access and Supervisory Expectations

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

Consumer Credit Normalization and Portfolio Risk

Consumer credit performance is normalizing from historically strong conditions, reflecting higher interest rates, elevated prices, and reduced savings. Deterioration in borrower cash flows, labor-market weakness, or persistent inflation could increase delinquencies and charge-offs in our retail portfolios, including unsecured consumer loans. Higher loss emergence would increase our allowance for credit losses under CECL, potentially leading to earnings volatility, elevated provision levels and slower loan growth.

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

Any successful cyber attack or other security breach involving the misappropriation or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber attack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

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

The Company accounts for the allowance for credit losses in accordance with ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which utilizes an "expected loss" model referred to as the Current Expected Credit Loss model, or “CECL.” Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. If we are required to increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations. Please see Note 1 in the notes to consolidated financial statements for additional information.

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

Global Economic and Geopolitical Instability Trade Policy, and Inflationary Risks

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

Many of our commercial borrowers operate in agriculture, food processing, and manufacturing; industries that are particularly sensitive to changes in trade policy and global supply chains. The imposition of tariffs on imported goods, the added potential for retaliatory tariffs by foreign governments, or other similar restrictions on international trade could increase costs for domestic manufacturers and consumers alike, as well as reduce demand abroad for U.S. exports, and disrupt supply chains. Any prolonged trade tensions could negatively impact the broader economic environment in the Midwest where the Bank operates, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. If these factors lead to financial strain on our borrowers, we may experience increased credit risk, higher loan delinquencies, and a potential decline in loan demand.

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

Pandemic, Public-Health, and Agricultural Disease Risks

Future widespread health emergencies, pandemics, or agricultural disease outbreaks could adversely affect economic activity, disrupt supply chains, or impair the financial condition of industries operating in our markets.

Indiana and Ohio are leading producers of poultry, eggs and poultry products, and rank at the top in the country in production of ducks, eggs, turkeys, and are significant producers of broilers. In January 2025, there was a documented regional increase in incidents of a highly contagious avian influenza known as H5N1 bird flu, which occurred in the Indiana counties of Jay, Allen and Adams, and the Ohio counties of Mercer and Van Wert. The Bank currently has loan customers in these counties who operate in the poultry industry and whose operations may be highly vulnerable to any significant outbreak of the virus, which could materially affect their ability to operate and therefore repay their loans. Similar future outbreaks or public-health events affecting key borrower industries could increase credit losses, reduce loan demand, or otherwise adversely affect our business, financial condition, and results of operations. The Bank continues to actively monitor flu outbreaks affecting our customers.

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

In addition, the Board of Directors has established a Cybersecurity Committee comprised of two outside members of the Board and select members of management to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s information technology use and protection. Specifically, the Cybersecurity Committee oversees the effectiveness of the Company’s cybersecurity risk management program, including practices for identifying, assessing, and mitigating cybersecurity risks, monitoring the threat environment, vulnerability assessments, third-party cybersecurity risks, and the Company’s controls to prevent, detect, and respond to cybersecurity incidents. The Cybersecurity Committee also oversees cyber resiliency matters, including incident response planning, business continuity, and disaster recovery capabilities, and reviews investments in cybersecurity infrastructure and program needs. The Cybersecurity Committee meets at least quarterly and reports directly to the Board of Directors.

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

In addition, the Information Systems (IS) Steering Committee, which is chaired by the Company’s Chief Information Officer, serves as an advisory group providing assistance and guidance to management regarding customer information security, information systems planning, systems management organization, systems performance, business continuity, information security, system related expenditures, vendor management, and related policies and procedures. The IS Steering Committee meets on a monthly basis. Formal meeting minutes serve to document decisions and recommendations by the IS Steering Committee and are reported to both the Management Risk Committee and the Board ERM Committee. Management has appointed the Chief Information Officer the responsibility for overall management of the Company’s “front line” IT risk. The Company’s Chief Information Officer, Chief Risk Officer, and other members of management responsible for cybersecurity risk management have experience in information security, technology operations, and risk management developed through prior work experience, professional training, and industry certifications.

Despite these efforts, the Company’s cybersecurity measures may not be effective in preventing or detecting all cybersecurity incidents or breaches.

Material Impact of Cyber Risk

As discussed more thoroughly below, the Company devotes significant resources to implement, maintain, monitor and regularly upgrade its systems and networks with measures such as intrusion detection and prevention, access controls, data encryption, and firewalls to safeguard critical business applications and customer information. The additional cost to the Company of our cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting, and legal fees, in addition to the incremental cost of personnel dedicated to cybersecurity. With the assistance of third-party service providers, the Company continues to implement security technology and establish procedures to maintain network security. As cyber threats continue to evolve, the Company may be subject to risks relevant to financial institutions, including unauthorized access to or disclosure of information, ransomware or other malware incidents, phishing and social engineering schemes, disruptions to online or payment systems, and vulnerabilities involving third-party service providers, any of which could result in financial loss, regulatory scrutiny, reputational harm, operational disruption, or remediation costs. The Company may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, but such insurance coverage may not always be sufficient to cover all losses. To date, cybersecurity incidents have not materially affected the Company’s business strategy, results of operations, or financial condition. However, future cybersecurity threats or incidents could materially adversely affect the Company’s business strategy, results of operations, or financial condition.

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

Internal and External Risk Evaluations

An annual Information Technology Audit, which is facilitated by the Audit Committee, is conducted via a co-sourcing agreement with a third-party auditor. The objective of the IT audit is to evaluate the effectiveness and efficiency of operations, test the reliability of data and IT controls, and ensure compliance with applicable laws, regulations, guidance, and industry best practices. The audit scope addresses IT Governance, IT Management, IT Operations, and IT Security. Testing of the internal network environment and external network perimeter are included in the Results of the IT Audit and are reviewed with the IS Steering Committee and Company management. For any exceptions identified, a responsible party is assigned, and action plans are developed to address corrective measures. The final results of the IT Audit are reviewed with the Board Audit Committee. The status of unresolved audit issues along with their priority ratings is reported to both Management's IS Steering Committee and the Board Audit Committee at each meeting.

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

The Bank owns all of its office locations, with the exception of the asterisked offices below. These nine office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location	Date Opened
Archbold, Ohio	307 N Defiance Street	04/1897
Wauseon, Ohio	1130 N Shoop Avenue	11/1973
Stryker, Ohio	300 S Defiance Street	03/1981
West Unity, Ohio	200 W Jackson Street	10/1981
Delta, Ohio	101 Main Street	06/1985
Bryan, Ohio	1000 S Main Street	06/1992
Napoleon, Ohio	2255 Scott Street	02/1995
Montpelier, Ohio	1150 E Main Street	06/1998
Swanton, Ohio	7 Turtle Creek Circle	11/1999
Defiance, Ohio	1175 Hotel Drive	07/2001
Perrysburg, Ohio	7001 Lighthouse Way	11/2007
Butler, Indiana	200 S Broadway	12/2007
Auburn, Indiana*	406 Smaltz Way	12/2007
Angola, Indiana*	2310 N Wayne Street	08/2008
Hicksville, Ohio	100 N Main Street	07/2010
Waterville, Ohio	8720 Waterville-Swanton Road	05/2013
Custar, Ohio	22973 Defiance Pike	12/2013
Sylvania, Ohio	5830 Monroe Street	08/2014
Fort Wayne, Indiana	12106 Lima Road	04/2016
Bowling Green, Ohio*	1072 N Main Street	10/2016
Findlay, Ohio	1660 Tiffin Avenue	01/2018
Geneva, Indiana	215 E Line Street	01/2019
Monroe, Indiana	150 W Washington Street	01/2019
Berne, Indiana	718 US Highway 27 N	01/2019
Portland, Indiana	1451 N Meridian Street	01/2019
Decatur, Indiana	1118 S 13th Street	01/2019
Fort Wayne, Indiana	7370 Illinois Road	04/2021
Ossian, Indiana	102 N Jefferson Street	04/2021
Bluffton, Indiana*	111 E Oak Forest Drive	04/2021
Urbana, Ohio	120 N Main Street	10/2021
Sidney, Ohio	101 E Court Street	10/2022
Anna, Ohio	403 S Pike Street	10/2022
Jackson Center, Ohio	115 E Pike Street	10/2022
Oxford, Ohio*	335 S College Avenue	04/2023
Toledo, Ohio*	120 N Summit Street	06/2023
Birmingham, Michigan*	220 Park Street, Suite 104	10/2023
Fort Wayne, Indiana*	128 W Wayne Street	10/2023
Troy, Michigan*	3001 West Big Beaver Road	10/2025

All offices except the Butler, Indiana location have onsite ATM services.

The Bank’s LPOs at the following locations are all leased:

LPO	Location
Muncie, Indiana	1208 W White River Boulevard
Bryan, Ohio	206 W High Street
Perrysburg, Ohio	5203 Levis Commons Boulevard

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

The Company utilizes Broadridge Corporate Issuer Solutions, LLC as its transfer agent.

As of December 31, 2025, there were 1,909 record holders of our common stock of which 64.29% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Company, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2025. The chart compares the value of $100 invested in the Company and each of the indices and assumes investment on December 31, 2020 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2021	2022	2023	2024	2025
FMAO	145.83	124.79	118.14	142.20	125.54
NASDAQ - COMPOSITE	122.15	82.78	118.95	153.30	184.87
NASDAQ - BANK INDEX	142.65	120.10	115.65	137.06	145.62

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2025 and 2024 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2025	$0.22125	$0.22125	$0.22750	$0.23000	$0.90000
2024	$0.22000	$0.22000	$0.22125	$0.22125	$0.88250

Dividends declared during 2025 were $0.90 per share totaling $12.2 million, 2.0% higher than 2024 declared dividends of $0.8825 per share. During 2025, the Company awarded 60,673 shares to 131 employees and 6,707 shares were forfeited under its long term incentive plan. At year-end 2025, the Company held 816,351 shares in Treasury stock and 164,667 in unearned stock awards.

Dividends declared during 2024 were $0.8825 per share totaling $11.9 million, 3.8% higher than 2023 declared dividends of $0.85 per share. During 2024, the Company awarded 60,169 shares to 111 employees and 5,811 shares were forfeited under its long term incentive plan. At year-end 2024, the Company held 864,889 shares in Treasury stock and 158,183 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2025	2024
Tier I Leverage Ratio	8.81%	8.12%
Risk Based Capital Tier I	10.68%	10.44%
Total Risk Based Capital	12.97%	12.80%
Stockholders' Equity/Total Assets	10.80%	9.96%

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization (1)
10/1/2025
to	-		-	-	650,000
10/31/2025

11/1/2025
to	-		-	-	650,000
11/30/2025

12/1/2025
to	63	(2)	26.74	-	650,000
12/31/2025
Total	63		26.74	-	650,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 28, 2025. On that date, the Board of Directors authorized the repurchase of up to 650,000 common shares between January 28, 2025 and December 31, 2025.
(2)
Shares which are returned to account for tax payable on vested stock awards are outside of the Company's stock repurchase program.

On January 27, 2026, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 27, 2026 and ending December 31, 2026.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reclassification

Certain 2024 and 2023 amounts within the loans disclosure (Note 4) and the loan section of Management's Discussion and Analysis have been reclassified to conform with current year presentation to provide additional information to the reader. The reclassifications had no effect on income.

Critical Accounting Estimates

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

2025 in Review

The focus for 2025 was to improve profitability through the control of loan growth and improvement in the customer gathering of core deposits to fund loans. Cost control, balance sheet management and overall revenue enhancement were included. The Bank strove to reduce dependency on high-cost deposits and expand our contingent liability funding options. As the numbers show, we have been successful in all these areas and begin 2026 with a continuing focus on strong core deposit growth, moderate loan growth and controlling costs.

The largest contributor to better profitability was the increase in the net interest margin from 2.72% to 3.28%, a 56-basis point increase and net interest spread increasing 60 basis points in comparing year-end 2024 to year-end 2025. Loan growth at just under 6%, was funded by a decreased cash position by 44.6%, a 1.6% increase in deposits and a slight 1.3% decrease in investments. Most importantly, both sides of the balance sheet showed improved profitability. The asset yield improved from 5.17% for 2024 to 5.45% for 2025, a nice 28 basis point increase in a declining interest rate environment. The cost of interest-bearing liabilities decreased by 32 basis points for the year, 2024 at 3.12% and 2025 at 2.80%, respectively. In terms of dollars, net interest income increased $18.4 million year over year, easily surpassing the $4.5 million gain in 2024 over 2023.

The provision for credit losses related to loans increased by $1.65 million, predominately resultant from loan growth and, to a lesser extent, some weaker macro-economic data. Please refer to Note 4 for further analysis of both our loan portfolio and the associated allowance for credit loss.

The loan growth mentioned previously occurred mostly in the commercial and agricultural portfolios. F&M Commercial Banking Division had increased demand in the fourth quarter 2025 and overall solid growth for 2025. The commercial and the commercial real estate portfolios, combined, grew $84.0 million in outstandings year over year. Solid loan growth in the Commercial & Industrial sector was $17.9 million, or 6% in the last quarter of 2025 and $37.2 million for the year or 12%. We saw overall higher line of credit utilization as well as some new customers were added in the fourth quarter in the transportation sector. Lending rates and terms remained consistent with the previous quarter and an overall downward trend for 2025. Economic factors, inflation, and the impact on potential tariffs remained the largest concerns to commercial business in the F&M footprint in 2025. The commercial team continues to monitor the portfolio and borrowing bases closely for the impact from credit and inflationary pressures. Credit quality and past dues remained sound and collateral values and auction values are still holding consistent with previous quarters and 2024.

The largest single portfolio growth occurred in Agricultural, increasing 44% or $66.2 million in 2025 as compared to 2024. The Agricultural and Elevator portfolio saw increased usage in the 4th quarter of 2025, as our clients managed through the harvest season. Elevator line of credit usage increased from 29% at December 31, 2024 to 61% at December 31, 2025, and resulted in balances outstanding of $37.5 million at year-end 2025 compared to $14.1 million at year-end 2024. Throughout our market area grain farmers were affected by the late season drought, but overall yields were better than anticipated. Margins continue to be tight for grain farmers as commodity prices have remained lower due to ample supply. Crop insurance and government payments will provide support. Agricultural businesses have performed well, but the decline in net farm income has had the greatest impact on those in equipment sales resulting in higher Agricultural equipment dealer line utilization from additional usage from existing customers as well as new business with new customers. Seasonal demand of short-term borrowings was strong in last quarter of 2025 but moving forward is anticipated to be flat. Delinquencies continue to be low with positive performance within the Agricultural portfolio.

The Home Loan Division saw an increase to our production but predominantly in our HELOC balances. This growth was $21.7 million for the year or a 34% increase over 2024. We saw overall higher line of credit utilization, up from 40% on December 31, 2024, to 45% on December 31, 2025, as well as additional new customer growth. This is due to mortgage rates still being higher than what most borrowers have on their current mortgages thus making home equities the best option for borrowers in most cases. We did see a slight increase in construction loans which is a sign of communities looking to increase housing inventory. Fixed mortgage rates started declining in the 3rd quarter of 2025 which increased refinance opportunities. Limited inventory, while better than previous years, was still prevalent in most of the communities F&M Bank serves.

The aforementioned growth in the other portfolio sectors has reduced the Bank’s overall relative concentration in Commercial Real Estate (CRE) and Development, and our growth rate in non-owner-occupied CRE has decreased. The largest sector increases within CRE were hospitality and retail. The largest geographic increase with CRE was in the state of Michigan.

Overall, past due loans remain low, though increasing slightly, with some increase in Agriculture and Farmland portfolio. Non-accruals remain low, though increasing, with the larger increase in the Agriculture and Farmland portfolio. Special Mention and Substandard loans rose again in the fourth quarter and were up significantly for the year. While we have experienced migration to more criticized and classified assets, our adversely classified loans as a percentage of capital remain sound. We have also experienced a migration to our less risky grades (2- and 3-grades) that increased $156 million in 2025 from 35% of the Commercial/Agricultural portfolio to 40%, which has resulted in a much lower concentration of baseline 4-grade loans. There was some further migration within the Criticized assets from Special Mention to Substandard in the fourth quarter, but we don’t expect to incur any losses at this time.

The Bank continues to see the benefit of originating higher yielding loans and having our longer duration loans amortize down. The Bank has much more floating-rate loans today than at this time last year and the concentration of longer-term, fixed-rate loans is decreasing.

A $1.5 million improvement occurred in noninterest income items for 2025 as compared 2024. Apart from net gain (loss) on sale of other assets owned and interchange income, all other line-item components experienced increased revenue over prior year. Items of note are the increase in cash surrender values in the Bank Owned Life Insurance due to the additional purchase of $18 million and the approximately $6.8 million surrender of policies. This improvement is expected to continue through 2026 with additional surrenders over the next 2 years. Loan servicing income and net gain on sale of loans increased reflecting the additional sale of loans both in the home loan portfolio and in the agricultural real estate partial sales. The Bank continues to earn servicing income as those managed portfolio balances continue to increase. Lastly, the additional revenue from our Treasury management team and the FM Investments division are evident in the other service charges and fees increase over 2024. The Bank also leased out a portion of our excess office space in Hicksville to medical providers. The Bank will continue to look for other opportunities to turn excess space at our offices into revenue opportunities.

In 2024, we focused on investing in our infrastructure and technology. These investments, along with a higher incentive expense (due to improved performance) for 2025, are much of the reason for the increase in noninterest expense of $8.1 million for 2025 as compared to 2024. The Bank also opened an additional office in the 3rd quarter of 2025 in Troy, Michigan. This office brings our total to 2 located in Michigan. Those offices manage over $514 million in loans and $64.6 million in deposits. ATM expense reports a significant increase of $923 thousand due to 2024 being lower from contract credits having been applied. It is in line with 2023 at $18 thousand lower than 2023. Data processing has the same experience and for the same reason as the ATM expense. 2025 is $2.24 million higher than 2024 though $540 thousand higher than 2023. The only noninterest expense that did not increase was in the FDIC assessments. This is a regulatory fee imposed by the FDIC. It fluctuates quarterly and the decrease reflects improved metrics at the Bank upon which they base the charges along with deposit balances.

Overall, a strong last quarter helped to complete the strong year for F&M. Improvement in the bottom line of $7.4 million or a 28.4% increase over year-end 2024. Declared dividends per share were increased in the last two quarters of the year to reflect the improved profitability. Capital increased 10.6% or $35.7 million. The Company’s previous 3-year strategic plan has closed, and the next 3-year plan is being finalized. The Company has laid a framework from which to build continued improvement.

Material Changes in Results of Operations

Net Interest Income

The discussion now centers on the individual line items of the Company's consolidated statement of income and their effect on net income. This section will focus on the most traditional and impactful source of revenue contributing to the profitability of the Company which is net interest income.

Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured by two statistics – interest spread and net interest margin. The difference between the yields earned on earning assets and the rates paid for interest-bearing liabilities represents the interest spread. The net interest margin is the difference of funds (interest expense) between the yield on earning assets and the cost as a percentage of earning assets. Because noninterest-bearing sources of funds such as demand deposits and stockholders’ equity also support earning assets, the net interest margin exceeds the net interest spread.

The work began in 2024 to focus on increasing profitability through management of the balance sheet and thereby improving our net interest margin and spread. The success of that strategy became apparent in 2024 and expanded in 2025. The Company utilized new pricing models in both loans and deposits that worked in tandem with each other. Introduced in mid-2024, the models continue to be tweaked to improve effectiveness and are updated collaboratively within multiple divisions of the Bank. The goal is to keep the models simple for ease of use and to remain focused on improving profitability.

Following the rapid rise of interest rates from March of 2020 to July of 2023, to the cuts beginning in September 2024, the Company has experienced the most volatile interest rate environment in decades. The Federal Reserve decreased rates three times during 2025 by 25 basis points each time on September 17th, October 29th and December 10th. The charts to follow will emphasize how well we managed the switch in rate positions from 2023.

For 2025, net interest income grew 21.4% or almost $18.4 million over 2024’s. The growth was split almost equally between interest income improvement and interest expense. 54.3% of the improvement was in interest income, increasing by nearly $10 million. Interest expense decreased by $8.4 million when comparing 2025 to 2024. The next step in reviewing the improvement is to determine what drove the improvement. Our goal for 2025 was to hold the loan portfolio mostly flat and increase core deposits, especially in transaction accounts. The following charts show in totality, interest income improvement was due to rate improvement exclusively. The only category impacted negatively in both volume and rate change was Federal Funds sold and other, as would be expected with the Fed rate drops and putting excess cash to better use in loans. Average balances in loans grew $75.2 million which is basically flat considering the overall portfolio is over $2.6 billion. Security activity for the year was limited to replacement purchases and for CRA investments. Both loans and investments’ profitability benefited more due to rate changes than due to growth. Increasing rates in a falling rate environment is a feat and credit goes to both lenders and use of the loan pricing model.

In 2024, the focus was on increasing profitability while also repositioning the balance sheet. The effects of which can be seen in the improvement of $4.5 million to net interest income as compared to 2023. Total interest income increased $23.8 million which was offset by increased interest expense of approximately $19.3 million. Interest and fee income from loans were responsible for $16.0 million of the improved interest income with rate accounting for 78.6% of this increase. Average loan balances increased $65.7 million from the prior year and accounted for 21.4% of the increased loan interest income. As of December 31, 2024, the Company’s loan portfolio was 36.0% variable with 31.4% of total loans subject to repricing within the next twelve months. The Company’s loan portfolio on December 31, 2023, was 31.6% variable with 24.9% of total loans repricing within the next twelve months. The security portfolio, used for purposes of liquidity and contingency planning as a means of balance sheet gap management, increased $11.8 million in average during 2024 as compared to 2023 with associated interest income increasing $1.9 million over 2023. Average federal funds sold and interest-bearing deposit balances increased $91.3 million as compared to the prior year and generated an additional $5.9 million in interest income. During 2024, the prime rate decreased 50 basis points in September and 25 basis points in both November and December to end the year at 7.50%.

During the first quarter of 2023, securities of $21.6 million with an annual yield of $274 thousand were swapped at a loss of $891 thousand with securities with an annual yield of $1.6 million. In 2023, there were four additional 25 basis point increases in February, March, May and July to end the year at 8.50%. Overall, total interest income was $23.8 million higher for 2024 than 2023 on an additional $168.8 million in total average earning assets.

Interest expense (which includes deposits, federal funds purchased, securities sold under agreement to repurchase, borrowed funds and subordinated notes) all decreased in 2025 as compared to 2024, while for 2024 as compared to 2023, they all increased from all interest-bearing funding sources with the exception of federal funds purchased and securities sold under agreement to repurchase. Interest expense decreased $8.4 million on lower average balances from interest-bearing liabilities of $18.6 million in 2025 versus 2024. Average interest-bearing balances decreased in 2025 in all areas except for NOW accounts and savings deposits and subordinated notes. Borrowed funds decreased $49.4 million as maturing prior year borrowings were able to be paid off and not replaced with new borrowings during 2025. The best result is the increase in noninterest-bearing demand deposits, average balances increased $22.4 million in the core deposit gathering efforts in 2025. Time deposits decreased in average balances during 2025 as compared to 2024 with the impact being a decrease of interest expense of $3.8 million. The lower interest expense was driven more by changing rates than in decreased average balances. The largest interest expense decrease due to changes in rate, was in NOW accounts and savings deposits. The decrease attributed to rate was $4.5 million while volume change drove an increase in interest expense of $2.0 million. The net result being a decrease of interest expense due to NOW accounts and savings deposits of over $2.4 million.

For 2024, average interest-bearing liabilities increased $183.3 million over 2023 with approximately $19.3 million additional interest expense. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new noninterest-bearing deposit products. Both strategies were designed to assist in controlling interest expense while also providing funding for loan growth. In 2024 and 2023, liquidity needs and loan growth created the need to quickly generate deposits. Competition within the market areas forced us to increase rates for deposits during the prior two years. In 2024, average interest-bearing deposits increased $149.0 million compared to 2023. During 2024, interest expense from deposits increased by $17.5 million from 2023. The majority, 81.7%, of the increased deposit expense of 2024 and 95.5%, of the increased expense of 2023 was influenced by rates rather than due to additional cost associated with deposit growth. Borrowed fund balances increased in 2024 $41.9 million as a means to provide liquidity which resulted in an additional interest expense of $2.1 million.

Total interest expense equaled $69.3, $77.7, and $58.4 million for 2025, 2024, and 2023, respectively. The decreased expense for 2025 as compared to 2024 was 79.1% due to change in rates being paid in a falling rate environment. The increased expense was approximately 76.2% attributable to the higher interest rate environment in 2024 as compared to 2023.

This concludes the discussion by the independent components of the ratios. Now the discussion moves on to the percentages and the change in the net interest margin and spread.

For 2025, we saw a reversal of the trend of a declining net interest margin and spread comparing 2023 to 2024. The improved interest income and reduced interest expense for 2025 resulted in a 56 and 60 basis points improvement in net interest margin and spread, respectively. The asset yield for 2025 improved 28 basis points as compared to 2024 and the interest expense/cost decreased 32 basis points in the same comparison. Net interest margin for 2025 was 3.28% compared to 2024’s 2.72%. Net interest spread was 2.65% for 2025 versus 2.05% for 2024. Disciplined loan growth, payoffs of expensive borrowings and using excess liquidity to accomplish those improvements were the primary factors. The Company had predicted improved profitability in a declining rate environment.

The increased interest expense of 2024 resulted in the net interest margin remaining flat while interest spread decreased 9 basis points compared to 2023 due to the cost of funds increasing more than the increase in asset yield. For 2024, average loan balances increased $65.7 million over the prior year with increased interest income of $16.0 million. In 2024, the Bank was able to see the impact of a higher rate environment with 78.6% of the increased interest income related to rate changes as presented in the charts below. Average balances of federal funds sold and interest-bearing deposits with other institutions increased $91.3 million and increased interest rates generated an additional $5.9 million in interest income over 2023. The overall asset yield for 2024 increased 50 basis points as compared to 2023.

Interest expense for 2025 was lower by $8.4 million than 2024. In comparing interest expense/cost, 2025 was lower by 32 basis points compared to 2024, capturing back some of the higher 2024 increase in cost. 2024 was 59 basis points higher than 2023. 2.80%, 3.12% and 2.53% was the interest expense/cost for 2025, 2024 and 2023, respectively. 2025 improvement was driven 79.1% by changes in interest rates and the other 20.9% by volume changes in the portfolio.

For 2024, interest expense continued to increase and was 33.0% higher than 2023 and was 76.2% impacted by changes in interest rates. Competition for deposits continued to be extremely high and rate shopping between financial institutions was apparent. The Company’s goal was to increase core deposits, including savings deposits, which increased $126.0 million while noninterest-bearing demand deposits decreased $14.8 million in average balances, respectively as compared to 2023. In 2024, time deposits increased $41.9 million in average balances year over year. The increased interest expense in 2024 for savings deposits and time deposits accounted for 91.1% of the total interest expense increase. Overall, cost of funds increased 59 basis points or 23.3% over 2023 with only 23.8% due to volume increases. The remaining 76.2% was related to changes in interest rates.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, to mitigate the higher cost of funds and to continue the opportunity for fee dollars from services provided, continues to be a top focus for 2026.

Total assets of the Company increased overall as did the earning assets in both average and year-end during 2025 and 2024. This matched the increase in interest dollars. The percentage of average earning assets to total average assets reflects the best utilization of funds. The total increase in average earning assets was $19.1 million with the ratio of earning assets to assets decreasing to 94.63% versus 95.06% for 2024. The ratio was 93.81% for 2023. For 2023 and 2025, the addition of new offices increased the non-earning assets with cash balances held at the new offices and the investment in the capital assets of their building and furniture. One office in Troy, MI was added in 3rd quarter 2025. One of the areas that has helped to improve the profitability over the years was the percentage of average loans to total assets. For 2025, the average balance of loans to total average assets was 78.25%, 76.82% for 2024 and 78.02% for 2023. Overall yield improves when the balances of the highest yielding asset, which is loans, increases. The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is generally from this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain the same profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The floors provide yield protection in a lower rate environment while the rising rates will not benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans.

After the rate hikes in 2022 and 2023, most loans had increased over the floors in 2024 and the falling rates in 2025 now puts the spotlight on this key factor to profitability.

The following tables present net interest income, interest spread and net interest margin for the three years 2023 through 2025, comparing average outstanding balances of earning assets and interest-bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. Average outstanding loan balances include non-performing loans, real estate loans held for sale and carrying value adjustments related to interest rate swaps of $1.7, $1.1, and $2.7 million for 2025, 2024 and 2023, respectively. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis. The yield on loans has also been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also within the net interest spread and margin. The adjustments were based on a 21% tax rate for all years. The tax-exempt interest income was $697, $503, and $590 thousand for 2025, 2024 and 2023, respectively which resulted in a federal income tax savings of $121, $106, and $124 thousand, respectively.

	2025
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,632,363	$158,614	6.03%
Taxable investment securities	450,636	11,202	2.49%
Tax-exempt investment securities	16,473	296	2.27%
Federal funds sold and other	84,017	3,432	4.08%
Total Interest Earning Assets	3,183,489	$173,544	5.45%
Noninterest Earning Assets:
Cash and cash equivalents	47,096
Other assets	133,462
Total Assets	$3,364,047
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW accounts and savings deposits	$1,579,552	$37,314	2.36%
Time deposits	618,230	20,865	3.37%
Borrowed funds	212,720	8,893	4.18%
Federal funds purchased and securities sold under agreement to repurchase	26,263	1,042	3.97%
Subordinated notes	34,871	1,138	3.26%
Total Interest-Bearing Liabilities	2,471,636	$69,252	2.80%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	501,423
Other	37,688
Total Liabilities	3,010,747
Shareholders' Equity	353,300
Total Liabilities and Shareholders' Equity	$3,364,047
Interest/Dividend income/yield		$173,544	5.45%
Interest Expense/cost		69,252	2.80%
Net Interest Spread		$104,292	2.65%
Net Interest Margin			3.28%

	2024
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,557,213	$145,329	5.68%
Taxable investment securities	410,764	8,129	1.98%
Tax-exempt investment securities	20,154	328	2.06%
Federal funds sold and other	176,307	9,786	5.55%
Total Interest Earning Assets	3,164,438	$163,572	5.17%
Noninterest Earning Assets:
Cash and cash equivalents	47,223
Other assets	117,241
Total Assets	$3,328,902
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW accounts and savings deposits	$1,502,365	$39,750	2.65%
Time deposits	663,320	24,713	3.73%
Borrowed funds	262,094	10,948	4.18%
Federal funds purchased and securities sold under agreement to repurchase	27,750	1,111	4.00%
Subordinated notes	34,755	1,138	3.27%
Total Interest-Bearing Liabilities	2,490,284	$77,660	3.12%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	479,059
Other	34,529
Total Liabilities	3,003,872
Shareholders' Equity	325,030
Total Liabilities and Shareholders' Equity	$3,328,902
Interest/Dividend income/yield		$163,572	5.17%
Interest Expense/cost		77,660	3.12%
Net Interest Spread		$85,912	2.05%
Net Interest Margin			2.72%

	2023
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$2,491,502	$129,344	5.19%
Taxable investment securities	394,424	6,204	1.57%
Tax-exempt investment securities	24,686	366	1.88%
Federal funds sold and other	85,018	3,894	4.58%
Total Interest Earning Assets	2,995,630	$139,808	4.67%
Noninterest Earning Assets:
Cash and cash equivalents	40,021
Other assets	157,705
Total Assets	$3,193,356
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW accounts and savings deposits	$1,376,318	$27,424	1.99%
Time deposits	640,390	19,499	3.04%
Borrowed funds	220,175	8,876	4.03%
Federal funds purchased and securities sold under agreement to repurchase	35,421	1,474	4.16%
Subordinated notes	34,640	1,138	3.29%
Total Interest-Bearing Liabilities	2,306,944	$58,411	2.53%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	493,820
Other	87,111
Total Liabilities	2,887,875
Shareholders' Equity	305,481
Total Liabilities and Shareholders' Equity	$3,193,356
Interest/Dividend income/yield		$139,808	4.67%
Interest Expense/cost		58,411	2.53%
Net Interest Spread		$81,397	2.14%
Net Interest Margin			2.72%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest-bearing liabilities.

	2025 vs 2024
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$13,285	$4,272	$9,013
Taxable investment securities	3,073	789	2,284
Tax-exempt investment securities	(32)	(76)	44
Federal funds sold and other	(6,354)	(5,123)	(1,231)
Total Interest Earning Assets	$9,972	$(138)	$10,110

Interest-Bearing Liabilities:
NOW accounts and savings deposits	$(2,436)	$2,042	$(4,478)
Time deposits	(3,848)	(1,680)	(2,168)
Borrowed funds	(2,055)	(2,062)	7
Federal funds purchased and securities sold under agreement to repurchase	(69)	(60)	(9)
Subordinated notes	-	4	(4)
Total Interest-Bearing Liabilities	$(8,408)	$(1,756)	$(6,652)

	2024 vs 2023
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$15,985	$3,413	$12,572
Taxable investment securities	1,925	257	1,668
Tax-exempt investment securities	(38)	(85)	47
Federal funds sold and other	5,892	4,181	1,711
Total Interest Earning Assets	$23,764	$7,766	$15,998

Interest-Bearing Liabilities:
NOW accounts and savings deposits	$12,326	$2,512	$9,814
Time deposits	5,214	698	4,516
Borrowed funds	2,072	1,690	382
Federal funds purchased and securities sold under agreement to repurchase	(363)	(319)	(44)
Subordinated notes	-	4	(4)
Total Interest-Bearing Liabilities	$19,249	$4,585	$14,664

Noninterest Income

The discussion now focuses on the noninterest income and expense generated by the Company for the years ended 2023 through 2025. For 2025, noninterest income was $17.1 million, an increase of $1.5 million or 9.7% from 2024. Noninterest income decreased $284 thousand or 1.8% in total for 2024 as compared to 2023 which ended at $15.9 million.

Other service charges increased $517 thousand as compared to 2024. Of this total, service charges increased $252 thousand while overdraft, returned check charges and recurring overdraft fees increased $206 thousand over 2024. Business charges accounted for $236 thousand while consumer charges accounted for the remaining $222 thousand of the aforementioned. Wire transfers increased $52 thousand as compared to 2024. Customer service fees increased $94 thousand over 2024 which was mainly comprised of increased credit card fees of $100 thousand, rental income primarily from excess office space in the Hicksville branch of $49 thousand, merchant services of $38 thousand and release fees of $25 thousand offset by decreased miscellaneous fees of $101 thousand. Other service charges and fees increased $130 thousand during 2024 as compared to 2023 with overdraft, returned check charges and recurring overdraft fees accounting for $68 thousand of the increase. Wire transfer fees and service charges accounted for $29 and $22 thousand, respectively, of the increase as compared to 2023.

Interchange revenue and fees collected on foreign ATM usage (noncustomers utilizing our ATMs) continues to be a significant contributor to overall noninterest income at $5.2 million for 2025 which was a decrease of $168 thousand when comparing to 2024. Interchange revenue increased $78 thousand to $5.4 million during 2024 as compared to 2023. Included in interchange revenue is a Mastercard growth credit of $240 thousand, $213 thousand and $196 thousand for 2025, 2024 and 2023, respectively. In December of 2019, the Bank became a principal with Mastercard and received a $1.75 million signing bonus. The signing bonus was based on achieving $1.1 billion in signature transactions over five years. The bonus was recognized over 60 months with $319 thousand included in 2024's $5.4 million and $351 thousand included in 2023’s $5.3 million. While more depositors are using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the noninterest expense section regarding the net effect of debit card activity.

Loan servicing income increased $346 thousand as compared to 2024. Capitalized servicing rights for 1-4 family real estate loans and agricultural real estate loans accounted for $277 thousand of the increase. Loan servicing income decreased $1.9 million during 2024 as compared to 2023. The establishment of agricultural real estate servicing rights during 2023 recognized $2.3 million of servicing income that was not present in prior years.

The Bank has seen an increase in its mortgage production volume and the corresponding gains on the sale of these loans. Loan originations have increased from $36.4 million in 2023 to $53.7 million in 2024 to $62.8 million in 2025 as a direct result of lower interest rates. Net gain on sales of loans was $1.3 million, $859 thousand and $699 thousand in 2025, 2024 and 2023, respectively. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. Residential loans contributed to 39.8% of the gains in 2025, 45.9% in 2024 and 84.3% in 2023. In conjunction with these sales, the Bank maintains servicing rights. The income from one to four mortgage servicing rights was $645 thousand, $502 thousand and $415 thousand for 2025, 2024 and 2023, respectively. Agriculture mortgage servicing rights income was $458 thousand, $324 thousand and $2.3 million in 2025, 2024 and 2023, respectively.

The cash surrender value of bank owned life insurance increased $405 thousand or 42.0% as compared to 2024, the result of an additional purchase of $18.0 million of bank owned life insurance in October 2025, and $131 thousand or 15.7% in 2024 compared to 2023.

For 2025, net gain (loss) on sale of other assets owned consisted of a loss of $43 thousand on disposal of assets and a $2 thousand gain on the sale of other real estate owned which compared to a gain on disposal of assets of $71 thousand for 2024 and a $135 thousand loss on disposal of assets in 2023.

The last item in the noninterest income section is the net gain or loss on sale of investments. During the first quarter of 2023, securities were swapped at a loss of $891 thousand with securities with a higher annual yield. The loss was recouped by the higher yield during the first eight months of 2023. The Bank did not sell any securities in 2025 or 2024. The available-for-sale security portfolio has improved to approximately a $15.0 million unrealized loss position as of December 31, 2025, from a $36.7 million unrealized loss position as of December 31, 2023.

Noninterest Expense

Noninterest expense increased 11.8% in 2025 to $76.8 million as compared to 2024 and was preceded by a 2.2% increase in 2024 as compared to 2023. Represented in dollars, 2025 was $8.1 million higher than 2024 and 2024 was $1.5 million higher than 2023. One of the largest factors behind the increase in both years was the expense of employee salaries and wages. During 2025, an additional $1.4 million was spent over 2024 which correlates to a 4.7% increase. When making the same analysis for 2024 as compared to 2023, 2024’s costs increased $3.3 million or 12.1%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives comprised of restricted stock award expense and performance incentives. 2025 and 2024 saw an increase due to our continued investment in people and staffing needs. Normal yearly increases to the employees were included in all years. Base pay was up $1.6 million for 2025 over the previous year and 2024 was up $1.4 million over 2023. The offsetting deferred cost increased $791 thousand in 2025 as compared to 2024 and $433 thousand in 2024 as compared to 2023. The full time equivalent number of employees at each year-end increased to 474 for 2025, 473 for 2024 and 456 for 2023.

Incentive pay as it relates to performance was up $533 thousand in 2025 over 2024 and $2.2 million in 2024 over 2023. The Return on Assets multiple used to award incentive pay increased in 2025 to 1.135 compared to 1.043 in 2024 and 0.36 in 2023. The expense for the restricted stock awards increased in 2025 due to an additional 504 shares granted, a higher market price and $34 thousand for the acceleration of stock awards for retirement. Restricted stock award expense increased in 2024 even though 4,056 fewer shares were granted. This was due to higher market value rates and $108 thousand for the acceleration of stock awards for executive retirements. Restricted stock award expense increased in total $34 thousand in 2025 over 2024 and $79 thousand in 2024 over 2023. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 12 of the consolidated financial statements.

Employee benefits expense increased $785 thousand or 9.2% in 2025 as compared to 2024. Employee group insurance expense with an increase of $571 thousand accounted for the largest portion of the increase. Employers FICA expense increased $225 thousand for 2025. The cost of the 401(k) retirement plan decreased $7 thousand for 2025 as compared to 2024. The contribution portion relating to the discretionary profit-sharing percentage was 4.40% in 2025. Employee benefits expense increased in 2024 as compared to 2023. The 401(k) retirement plan accounted for the largest portion of the increase, which was an increase of $601 thousand over 2023. The contribution portion relating to the discretionary profit-sharing percentage was 4.5% in 2024 compared to 1.7% in 2023. Overall, employee benefits increased $1.0 million or 13.6% from 2023.

Net occupancy expense typically increases as the Company expands. Net occupancy expense increased $278 thousand for 2025 and $319 thousand in 2024. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. Building rent as generated from FM Investments increased by $125 thousand in 2025 as compared to 2024. Rent is received in lieu of commissions. This revenue was able to partially offset increased lease expense of $147 thousand, utilities of $116 thousand, building repair and maintenance expenses of $76 thousand and building depreciation of $43 thousand. Building rent as generated by FM Investments was higher by $195 thousand in 2024 which offset increased lease expense of $439 thousand, building depreciation expense of $328 thousand and building repair and maintenance expenses of $39 thousand.

Furniture and equipment steadily increase as we continue to add facilities and invest in technology. Annual maintenance costs continue to grow and become a greater piece of the overall cost. As new services are provided to our customers, the backroom cost to supply them continues to rise. The Company accepts it is an expected cost of doing business and keeping our services relevant to the industry. Furniture and fixture expense increased $312 thousand for 2025 as compared to 2024 with increased maintenance contracts of $399 thousand and repairs of $75 thousand which were offset by decreased depreciation of $132 thousand and rental expenses of $21 thousand. For 2024, furniture and fixtures increased $242 thousand over 2023 with increased maintenance contracts of $192 thousand and depreciation of $63 thousand offset by decreased rental expenses of $15 thousand.

The largest noninterest expense increase for 2025 as compared to 2024 was data processing costs at $2.2 million. ATM expense also increased $923 thousand over 2024. Both expense lines had a much smaller usage of flex credits as compared to 2024. Beginning in December of 2025, flex credits of $75 thousand per month will be used until they are exhausted in August of 2028. Data processing costs and ATM expense were lower in 2024 as compared to 2023 by $1.7 million and $941 thousand, respectively, as a result of using credits from the 67 month amended agreement commencing on January 1, 2024. Some of the flex credits may be used on a wide range of services while others are product specific. As the pricing on many services is based on number of accounts which the Bank fully expects to increase with the growth from the newer offices and overall Bank growth, data processing costs are expected to increase. Included in ATM expense are the debit card fees incurred which offset the debit card income as discussed in the noninterest income section.

Advertising and public relations only increased $55 thousand as compared to 2024 and decreased in 2024 by $463 thousand as compared to 2023. 2023 included additional expenses related to new office and the launch of our new logo.

FDIC assessments decreased $390 thousand in 2025 from 2024 due to a decrease in the quarterly assessment multiplier. 2024 FDIC assessments increased $127 thousand due to an increase in the assessment base as compared to 2023. With continued growth, the assessment base increases which can lead to a greater expense.

A correlating expense to the Company's refinancing activity as it relates to loans sold to the secondary market, is the amortization of servicing rights for 1-4 family real estate loans and agricultural real estate loans. The amortization is the expense that offsets the income recognized when the loan is first sold. Income is recorded when the real estate loan is first sold with servicing retained and is therefore recognized immediately. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. During 2025, combined servicing rights yielded a net loss of $305 thousand which included an increase to the valuation allowance of $786 thousand of which all but $3 thousand was attributable to agricultural real estate servicing rights. For 2024, combined servicing rights yielded a net income of $98 thousand along with the establishment of a $97 thousand valuation allowance. For 2023, combined servicing rights yielded a net income of $2.1 million along with the establishment of a $7 thousand valuation allowance. Included in the capitalized additions for 2023 was $2.3 million for the initial establishment of agricultural real estate servicing rights offset by corresponding amortization of $123 thousand. The value (or income) of the servicing right when the loans are sold also impacts the net position. As of December 31, 2025, 3,597 1-4 family real estate loans and 658 agricultural loans were being serviced with corresponding balances of $362.6 million and $153.4 million, respectively. At December 31, 2024, 3,677 1-4 family real estate loans and 619 agricultural loans were being serviced with corresponding balances of $364.3 million and $141.9 million, respectively. At December 31, 2023, 3,749 1-4 family real estate loans and 593 agricultural loans were being serviced with corresponding balances of $367.8 million and $135.8 million, respectively.

The impact of servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2025	2024	2023
Beginning of Year	$5,753	$5,655	$3,549
Capitalized Additions	1,103	826	2,710
Amortization	(798)	(728)	(604)
Ending Balance, December 31	6,058	5,753	5,655
Valuation Allowance	(883)	(97)	(7)
Servicing Rights net, December 31	$5,175	$5,656	$5,648

Loan and collection related expenses, included in the loan expense, increased $284 thousand as compared to 2024 while 2024’s expenses decreased $73 thousand from 2023. The other component of loan expense is approval fees which decreased $34 and $22 thousand in 2025 from 2024 and 2024 to 2023, respectively.

Consulting fees increased $786 thousand to $1.7 million as compared to 2024 with most of the increase attributed to the time spent to our core banking operating system for the base contract negotiation, additional ancillary products and monthly invoice reviews. In looking at 2024, consulting fees only increased $45 thousand over 2023.

Professional fees which consist of legal fees and audit, accounting and exam fees increased $136 thousand in 2025 over 2024. Auditing, accounting and exam fees accounted for $98 thousand of the increase while legal fees were the remaining $38 thousand. In 2024, professional fees increased $363 thousand over 2023 with increased auditing, accounting and exam fees accounting for $289 thousand of the increase primarily the result of outsourcing internal audit.

Other general and administrative expense increased $516 thousand as compared to 2024 but decreased $952 thousand in 2024 as compared to 2023. For 2025, the largest increases were miscellaneous expenses of $340 thousand which included $133 thousand for the MEC penalty owed on the gain on cash surrender value of bank owned life insurance policies and $76 thousand in penalties, miscellaneous NSF check and other losses of $169 thousand and CDARs fees of $114 thousand. Credit card expense decreased $340 thousand from 2024 and decreased $576 thousand from 2023. 2023 included $351 thousand that was returned in 2025 which was used as a retainer to cover any delinquencies that occurred after the conversion. Postage and stationery, supplies and printing decreased $171 and $140 thousand, respectively, as 2023 included additional costs in these categories related to the launch of the new logo.

Allowance for Credit Losses

The total allowance for credit losses (ACL) represents management’s estimate of expected credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. Please see Note 1 in the consolidated financial statements for additional information related to the ACL.

Provision expense increased by approximately $1.7 million for 2025 as compared to 2024 and decreased by $754 thousand for 2024 as compared to 2023. The increase in provision for 2025 was attributed to loan growth, net charge-off activity, a rise in nonaccrual loans and adjustments to qualitative factors reflecting elevated credit risk in certain portfolio segments. Sustained strong asset quality and reduced loan balances kept the provision expense lower in 2024. Management continues to monitor asset quality, making adjustments to the provision as necessary. Total net charge-offs were $734, $142 and $551 thousand for 2025, 2024 and 2023, respectively. The consumer portfolio segment had the largest charge-off activity during 2025 at $758 thousand which was up from $346 and $425 thousand in 2024 and 2023, respectively. Of the total 2025 consumer charge-offs, $364 thousand was for automobiles and trucks and $157 thousand was for recreational vehicles. The commercial and industrial portfolio segment had $250 and $106 thousand of charge-offs in 2025 and 2024, respectively; however, had the highest level of charge-off activity in 2023 at $565 thousand. The 2025 commercial and industrial charge-offs were for four relationships with one of the relationships accounting for approximately 59% of the total. Consumer recoveries were $221, $189 and $197 thousand for 2025, 2024 and 2023, respectively. Of the total 2025 consumer recoveries, $53 thousand was for automobiles and trucks and $60 thousand was for recreational vehicles. Consumer net charge-offs were $537, $157 and $228 thousand in 2025, 2024 and 2023, respectively. Net charge-offs in the commercial and industrial portfolio segment were $216 and $481 thousand in 2025 and 2023, respectively with 2024 being a net recovery of $27 thousand.

Watch list loan balances are comprised of loans graded 5-8. At year-end December 31, 2025, these loans totaled $169.4 million and were $102.9 million higher than December 31, 2024. Grade 5 increased $52.9 million in 2025 as compared to 2024, Grade 6 and Grade 7 increased $49.9 million and $134 thousand, respectively, in the same comparison. Commercial real estate, agricultural and commercial loans saw the largest increases over 2024 at $64.9, $19.6 and $11.5 million, respectively. These three categories comprised approximately 90.0% of the watch list loans. Of the total $169.4 million of watch list loans at December 31, 2025, 41.1% were classified as special mention, 58.8% were classified as substandard and 0.01% were classified as doubtful.

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

In response to these fluctuations and the offset by loan growth during 2023 through 2025, the Bank’s ACL to outstanding loan coverage percentage changed to 1.02% as of December 31, 2025, 1.01% as of December 31, 2024 and 0.97% as of December 31, 2023. In addition, for 2023, our allowance for credit losses does not include a $363 thousand credit mark associated with the Bank of Geneva acquisition. No credit mark for Bank of Geneva remained at December 31, 2024. For 2024 and 2023, our allowance for credit losses also does not include a $107 thousand or a $294 thousand credit mark associated with the Ossian State Bank acquisition. No credit mark for Ossian State Bank remained at December 31, 2025. The credit mark not included in the allowance for credit losses associated with the Perpetual Federal Savings Bank acquisition for 2025, 2024 and 2023 was $112 thousand, $1.5 million and $2.8 million, respectively. 2025, 2024 and 2023 also include a $104 thousand, $335 thousand and $566 thousand credit mark associated with the Peoples Federal Savings and Loan acquisition. Together, all of the credit marks further support the current position of the ACL.

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

The ACL increased approximately $1.4 million during 2025 which was comprised of an increase to the allowance for credit losses of approximately $1.9 million and a decrease to unfunded loan commitments of $506 thousand. During 2024, the ACL increased $131 thousand which included an increase to the allowance for credit losses of $802 thousand and a decrease to unfunded loan commitments of $671 thousand. The ACL increased $5.7 million during 2023. The loans past due 30+ days to total loans percentages were 0.29%, 0.22% and 0.44% for December 31, 2025, 2024 and 2023, respectively.

Please see Note 4 in the consolidated financial statements for additional tables regarding the composition of the ACL.

Income Taxes

Income tax expense was $2.6 million higher for 2025 as compared to 2024 as result of increased pretax income of approximately $10.0 million in addition to a taxable $1.3 million gain on cash surrender value of bank owned life insurance policies. For 2024, income tax expense was $1.1 million higher than 2023 due to an increase in pretax income of $4.2 million. Amortization of qualified affordable housing projects as discussed in Note 19 caused income tax expense to increase $436 and $417 thousand for 2025 and 2024, respectively. Effective tax rates were 21.67%, 20.37% and 19.63% for 2025, 2024 and 2023 respectively. Excluding the $280 thousand tax expense from the gain on bank owned life insurance and the amortization of the qualified housing projects, the effective tax rate would have been 20.0% and 19.1% for 2025 and 2024, respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $146, $127 and $149 thousand for 2025, 2024 and 2023, respectively less the TEFRA adjustments of $25, $21 and $20 thousand respectively. Beginning in 2025, the effect of tax-exempt interest also includes 25% of the qualified interest income from loans secured by rural or agricultural real estate. During 2025 and 2024, the effect of investments reported under the proportional amortization method was $436 and $422 thousand, respectively.

Material Changes in Financial Condition

The shifts in the balance sheet during 2023 through 2025 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by growth in core deposits, other time deposits and growth in other borrowings. The cost of funds beginning in 2023 has been impacted by the increase of both interest-bearing liabilities, the pressure on rates from competition for funds and a rising rate environment. In 2023 and 2024, the rate pressure from competition was extremely high with many depositors rate shopping. Going forward, there is a heightened focus on controlling the cost of funds. Loan growth contributed to an increase in interest income in 2023 through 2025.

Average earning assets increased in balances for all years during 2023 through 2025 with loan growth the primary factor for the increase.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statements of Income

	(In Thousands, except share data)
	2025	2024	2023	2022	2021
Summary of Income:
Interest income	$173,544	$163,572	$139,808	$101,149	$76,840
Interest expense	69,252	77,660	58,411	14,362	7,342
Net Interest Income	104,292	85,912	81,397	86,787	69,498
Provision for Credit Losses - Loans*	2,596	944	1,698	4,600	3,444
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures*	(506)	(671)	46	-	-
Net Interest Income After Provision for Credit Losses*	102,202	85,639	79,653	82,187	66,054
Noninterest income (expense), net	(59,677)	(53,066)	(51,299)	(41,712)	(36,557)
Net Income Before Income Taxes	42,525	32,573	28,354	40,475	29,497
Income Taxes	9,216	6,635	5,567	7,960	6,002
Net Income	$33,309	$25,938	$22,787	$32,515	$23,495
Per Share of Common Stock:
Earnings per common share outstanding**
Net Income	$2.43	$1.90	$1.67	$2.46	$2.01
Dividends	$0.9000	$0.8825	$0.8500	$0.8125	$0.7100
Weighted average number of shares outstanding, including participating securities	13,727,541	13,684,961	13,641,336	13,206,713	11,664,852

*ASU 2016-13 was adopted during the first quarter of 2023; therefore, 2021 and 2022 provision amounts reflect the incurred loss method.

**Based on weighted average number of shares outstanding.

Summary of Consolidated Balance Sheets

	(In Thousands)
	2025	2024	2023	2022	2021
Total assets	$3,434,382	$3,364,723	$3,283,229	$3,015,351	$2,638,300
Loans, net	2,685,990	2,536,043	2,556,167	2,336,074	1,841,177
Total deposits	2,730,735	2,686,765	2,607,463	2,468,864	2,193,462
Stockholders' equity	370,862	335,211	316,543	298,140	297,167
Key Ratios
Return on average equity	9.43%	7.98%	7.46%	11.30%	9.09%
Return on average assets	0.99%	0.78%	0.71%	1.17%	1.05%
Loans to deposits	98.36%	94.39%	97.93%	94.62%	83.94%
Capital to assets	10.80%	9.96%	9.64%	9.89%	11.26%
Dividend payout	36.67%	46.05%	50.37%	32.74%	35.08%

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

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at fair value. All mortgage-backed securities are government sponsored enterprises.

The Company increased its security portfolio in 2024 for purposes of liquidity, Community Reinvestment Act (CRA), and contingency planning as a means of balance sheet gap management. Security balances as of December 31 are summarized below:

	(In Thousands)
	2025	2024	2023
U.S. Treasury	$89,853	$105,999	$80,270
U.S. Government agencies	131,961	135,166	128,222
Mortgage-backed securities	143,382	120,631	82,132
State and local governments	56,876	64,760	67,854
	$422,072	$426,556	$358,478

The following table sets forth the maturities of investment securities as of December 31, 2025 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the average life at the prepayment speed rather than the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$7,296	0.70%	$80,533	2.24%
U.S. Government agencies	54,018	1.32%	77,943	1.45%
Mortgage-backed securities	1,508	0.62%	50,751	3.50%
State and local governments	2,380	2.60%	4,080	2.09%
Taxable state and local governments	3,635	3.02%	38,567	2.14%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$2,024	3.70%	$-	0.00%
U.S. Government agencies	-	0.00%	-	0.00%
Mortgage-backed securities	61,399	2.75%	29,724	5.19%
State and local governments	4,106	3.14%	-	0.00%
Taxable state and local governments	4,108	3.55%	-	0.00%

As of December 31, 2025, the Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $13.0 million. This is required in order to obtain Federal Home Loan Bank loans, with the Indianapolis relationship having stock and a letter of credit which originated from the Bank of Geneva acquisition.

Loan Portfolio

The Bank’s various loan portfolio segments are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

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

For agricultural loans, the vulnerability to commodity prices is offset by the farmer’s ability to hedge their position with the use of the future contracts whereas the risk related to weather is often mitigated by requiring crop insurance. For commercial real estate and commercial and industrial loans, the Bank employs stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.

The following table shows the Bank’s gross loan portfolio by segment, excluding loans held for sale, by category of loan as of December 31 of each year:

	(In Thousands)
Loans:	2025	2024	2023	2022	2021
Consumer Real Estate	$526,439	$520,114	$521,895	$494,423	$395,873
Agricultural Real Estate	217,034	216,401	223,791	220,819	198,343
Agricultural	218,050	152,080	132,560	128,733	118,368
Commercial Real Estate	1,355,571	1,310,811	1,337,766	1,152,603	848,477
Commercial and Industrial	314,405	275,152	254,935	242,360	208,270
Consumer	58,838	63,009	79,591	89,147	57,737
Other	23,133	24,978	30,136	29,818	32,089
	$2,713,470	$2,562,545	$2,580,674	$2,357,903	$1,859,157

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Commercial real estate loans, excluding deferred loan fees and other costs, represented 49.96% of the Company's total gross loan portfolio as of December 31, 2025. The below tables present the commercial real estate (CRE) portfolio segment by category, location and loan grade:

CRE Category	Dollar Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Industrial	$265,009	19.55%	9.77%
Multi-family	237,902	17.55%	8.77%
Retail	234,754	17.32%	8.65%
Hotels	163,855	12.09%	6.04%
Office	136,564	10.07%	5.03%
Gas Stations	78,701	5.81%	2.90%
Food Service	51,561	3.80%	1.90%
Development	40,705	3.00%	1.50%
Auto Dealers	28,490	2.10%	1.05%
Senior Living	21,787	1.61%	0.80%
Other	96,243	7.10%	3.55%
Total CRE	$1,355,571	100.00%	49.96%

CRE Category(*)	Dollar Balance	Percent of CRE Portfolio
Owner occupied	$548,152	40.44%
Non-owner occupied	528,812	39.01%
Multi-family	237,902	17.55%
Land & Development	40,705	3.00%
Total CRE	$1,355,571	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance	Percent of CRE Portfolio
Southeast Michigan	$494,950	36.51%
Northwest Ohio	305,414	22.53%
Fort Wayne, Indiana	153,824	11.35%
Columbus, Ohio	120,649	8.90%
Greater Indianapolis, Indiana	88,343	6.52%
Dayton/Cincinnati, Ohio	61,625	4.54%
Other	130,766	9.65%
Total CRE	$1,355,571	100.00%

CRE Grades	December 31, 2025	December 31, 2024	December 31, 2023
2	1.78%	0.53%	0.55%
3	44.21%	38.99%	36.33%
4	45.55%	56.69%	58.00%
5	4.16%	1.12%	5.07%
6	4.30%	2.67%	0.05%
	100.00%	100.00%	100.00%

The following table shows the contractual maturity by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of December 31, 2025:

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$11,427	$25,060	$188,320	$302,571
Agricultural Real Estate	10,367	8,974	67,475	130,126
Agricultural	117,961	64,885	31,115	4,386
Commercial Real Estate	60,694	569,512	545,044	177,786
Commercial and Industrial	139,242	114,499	59,486	922
Consumer	2,588	41,292	15,660	35
Other	194	1,618	21,321	-
	$342,473	$825,840	$928,421	$615,826

The following table shows the distribution of fixed and variable rate loans by portfolio segment as of December 31, 2025:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$267,368	$259,071
Agricultural Real Estate	104,902	112,132
Agricultural	63,789	154,261
Commercial Real Estate	800,127	555,444
Commercial and Industrial	147,465	166,940
Consumer	58,809	29
Other	13,709	9,424
	$1,456,169	$1,257,301

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

The following tables present the Company's amortized cost of nonaccrual loans by portfolio segment as of December 31, 2025 and 2024:

	(In Thousands)
	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,339	$4,050	$-
Agricultural Real Estate	5,347	5,347	-
Agricultural	1,441	1,441	-
Commercial Real Estate	141	141	-
Commercial & Industrial	-	134	-
Consumer	143	143	-
Total	$10,411	$11,256	$-

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $1.2 million as of December 31, 2025, $794 thousand as of December 31, 2024 and $1.2 million as of December 31, 2023. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on a loan with expected credit loss and with a specific allocation. A collection of interest on a loan with an expected credit loss and with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $152 thousand for 2025, $1.2 million for 2024 and $431 thousand for 2023.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $11.3 million at December 31, 2025 compared to balances of $3.1 million and $22.4 million as of year-end 2024 and 2023, respectively. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2025, the Bank had $164.3 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. Commercial real estate, agriculture, commercial and agricultural real estate loans totaled $113.0 million, $21.0 million, $18.2 million and $7.9 million respectively. As of December 31, 2024, the Bank had $63.0 million of these loans. Commercial real estate, agricultural real estate, commercial and agricultural loans comprised $49.8 million, $6.1 million, $5.0 million and $1.5 million respectively. At December 31, 2023, the Bank had $102.8 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s determination of the allowance for credit losses at December 31, 2025, 2024 and 2023.

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

As of December 31, 2025, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $218.1 million with an additional $217.0 million in agricultural real estate loans which compared to $152.1 and $216.4 million, respectively, as of December 31, 2024. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

As of December 31, 2025 and 2024, the Bank had $51 and $65 thousand, respectively, of its loans that were considered modified for borrowers experiencing financial difficulty, none of which was included in nonaccrual loans. As of December 31, 2023, the Bank had $357 thousand of its loans that were considered modified for borrowers experiencing financial difficulty, of which $255 thousand was included in nonaccrual loans. Such loans do not include interest rate modifications to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources.

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

Performing “non-watch list” loans secured in whole or in part by real estate, do not require an updated appraisal unless the loan is rewritten and additional funds advanced. Watch List loans secured in whole or in part by real estate require updated appraisals every two years. All loans are subject to loan-to-value limitations as found in the Bank’s loan policies irrespective of their grade. The Bank’s watch list is reviewed on a quarterly basis by management and any questions as to value are addressed at that time.

The majority of the Bank’s loans are made by lenders who live and work in the market area. Thus, their evaluation of the independent valuation is also valuable and serves as a double check.

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

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. ASU 2016-13 requires an expected credit losses approach, referred to as the Current Expected Credit Losses (CECL) approach to evaluating the allowance for credit losses.

The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $3.6 million, increase in the allowance for unfunded loan commitment and letters of credit of $0.9 million and a $3.4 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our consolidated balance sheets, with the $1.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our consolidated balance sheets. Actual charge-off of loan balances is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral. For regulatory capital calculations, the capital decrease of $3.4 million was amortized over a 3 year period.

As discussed previously and presented in the table on the next page, charge-offs increased to $1.0 million for 2025. 73.7% of the charge-offs stemmed from the consumer portfolio segment. Charge-offs were $480 thousand for 2024 and $990 thousand for 2023. Recoveries were $294 thousand in 2025 compared to $338 and $439 thousand for 2024 and 2023, respectively. The net charge-offs for the last three years were all under $800 thousand with 2025 the highest at $734 thousand and 2024 the lowest at $142 thousand. Management has factored in the continuing impact of high interest rates and inflationary pressures on borrowers' repayment capacity, especially in rate-sensitive consumer real estate, agricultural and commercial portfolio segments. These trends resulted in a higher modeled loss rate and adjustment to qualitative reserves.

During 2025, nonaccrual loans increased $8.1 million or 260.3% as compared to 2024 to $11.3 million. This increase was comprised of $1.7 million in consumer real estate, $5.2 million in agricultural real estate and $1.4 million in agricultural portfolio segments. One relationship accounts for $6.3 million of 2025 nonaccruals in the agricultural related portfolio segments. The increase to nonaccruals caused the ratio of the allowance for credit losses to nonaccrual loans to decrease to 245.98% at December 31, 2025. At December 31, 2024, two borrower relationships resulted in a decrease to nonaccrual totals in the agricultural real estate and agricultural portfolio segments. The decrease to nonaccruals caused the ratio of the allowance for credit losses to nonaccrual loans to increase from 111.95% at December 31, 2023 to 826.70% at December 31, 2024.

For 2025, increased net charge-offs and loan growth contributed to an increase in provision expense as compared to 2024 and 2023 where controlled loan originations resulted in lower provision expense. Overall, the ACL increased from $25.0 million at year-end 2023 to $27.7 million at year-end 2025. After adding the allowance for unfunded loan commitments, the ACL ended 2025 at $28.7 million.

The following table breaks down the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the years ended December 31, 2025, 2024 and 2023:

	(In Thousands)
	2025	2024	2023
Loans, amortized cost	$2,711,959	$2,560,795	$2,578,472
Daily average of outstanding loans	$2,630,673	$2,555,701	$2,491,502
Nonaccrual loans	$11,256	$3,124	$22,353
Nonperforming loans*	$11,256	$3,124	$22,353
Allowance for Credit Losses - Jan 1	$25,826	$25,024	$20,313
Adjust for accounting change (ASU 2016-13)	-	-	3,564
Loans Charged off:
Consumer Real Estate	20	13	-
Agricultural Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	15	-
Commercial and Industrial	250	106	565
Consumer	758	346	425
	1,028	480	990
Loan Recoveries:
Consumer Real Estate	5	6	35
Agricultural Real Estate	-	-	105
Agricultural	10	1	10
Commercial Real Estate	24	9	8
Commercial and Industrial	34	133	84
Consumer	221	189	197
	294	338	439
Net Charge-offs (Recoveries):
Consumer Real Estate	15	7	(35)
Agricultural Real Estate	-	-	(105)
Agricultural	(10)	(1)	(10)
Commercial Real Estate	(24)	6	(8)
Commercial and Industrial	216	(27)	481
Consumer	537	157	228
	734	142	551
Provision for credit losses	2,596	944	1,698
Allowance for Credit Losses - Dec 31	27,688	25,826	25,024
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	1,035	1,541	2,212
Total Allowance for Credit Losses - Dec 31	$28,723	$27,367	$27,236
Ratio of Net Charge-offs to Average Outstanding Loans	0.03%	0.01%	0.02%
Ratio of Nonaccrual Loans to Loans	0.42%	0.12%	0.87%
Ratio of the Allowance for Credit Losses to Loans	1.02%	1.01%	0.97%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	245.98%	826.70%	111.95%
Ratio of the Allowance for Credit Losses to Nonperforming Loans	245.98%	826.70%	111.95%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at December 31, 2025, 2024 and 2023 within this chart do not include a fair value basis adjustment for derivatives of $1.7 million, $1.1 million and $2.7 million, respectively, or a daily average outstanding balance of $1.7 million and $1.5 million at December 31, 2025 and 2024, respectively.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans:

	2025			2024			2023

	Amount	% of	% of	Amount	% of	% of	Amount	% of	% of
	(000's)	ACL	Loan	(000's)	ACL	Loan	(000's)	ACL	Loan
Balance at End of Period Applicable To:
Consumer Real Estate	$4,266	15.41	19.44	$3,543	13.72	20.32	$3,581	14.31	20.24
Agricultural Real Estate	735	2.65	8.00	895	3.47	8.44	312	1.25	8.67
Agricultural	474	1.71	8.05	285	1.10	5.95	336	1.34	5.15
Commercial Real Estate	17,428	62.95	49.89	16,560	64.12	51.10	17,400	69.53	51.77
Commercial and Industrial	3,286	11.87	11.58	2,969	11.50	10.73	1,766	7.06	11.05
Consumer	953	3.44	2.19	1,012	3.92	2.48	1,302	5.20	1.95
Other	546	1.97	0.85	562	2.17	0.98	327	1.31	1.17
Allowance for Credit Losses	$27,688	100.00	100.00	$25,826	100.00	100.00	$25,024	100.00	100.00
Off Balance Sheet Commitments	1,035			1,541			2,212
Total Allowance for Credit Losses	$28,723			$27,367			$27,236

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity both in total and uninsured greater than $250,000 as of December 31, 2025 are as follows:

	(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less Than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$117,806	$84,914	$93,967	$75,521
Uninsured Time Deposits	$44,572	$39,158	$27,850	$52,898

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Noninterest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2025:
Average balance	$501,423	$872,302	$707,250	$618,230
Average rate	0.00%	2.93%	1.67%	3.38%
December 31, 2024:
Average balance	$479,059	$832,358	$670,007	$663,320
Average rate	0.00%	3.30%	1.84%	3.73%
December 31, 2023:
Average balance	$493,820	$766,158	$610,160	$640,390
Average rate	0.00%	2.84%	0.93%	3.10%

Uninsured deposits greater than $250,000 are presented by year in the table below:

	(In Thousands)
	2025	2024	2023
Uninsured Deposits	$349,421	$278,677	$282,991

Liquidity

Competition for deposits has become a constant factor in the liquidity challenge for financial institutions. Gone are the years of abundant deposits provided through government intervention during the COVID years. Time deposits which had been off the balance sheets of many, returned vigorously in 2023 and 2024. In 2025, we strived to limit the reliance on these instruments due to the expense and the focus on short term rates due to the inverted and still slightly inverted yield curve. Time deposits (CDs) reached a high in average balances in 2024 at $663.3 million costing 3.73%. Average balances of CDs dropped to $618.2 million with a carrying cost of 3.38% in 2025 by design. Overall deposits still grew at just over 2% or $54.3 million in 2025 as compared to 2024. Nice increases can be seen in all the other three categories and especially in the beneficial noninterest-bearing DDAs. A new product, “Bank at Work” was introduced is 2025 along with increasing commercial relationships and focused on the gathering of DDAs. The Bank began testing “smart safes” enabling our commercial customers to have safes on site and receiving credit for the cash balances being held in their deposit accounts at the Bank. The Bank continues to offer this service to more of our cash heavy customers. Interest and noninterest-bearing DDAs accounted for $62.3 million of growth over 2024 average balances. These are vital to the success of the Bank as they also provide opportunities for additional noninterest fee revenue with service charges and Treasury management fees.

The Company continued holding bi-weekly, what is termed “sub-ALCO”, meetings along with continuing the use of a liquidity dashboard and cashflow projection in 2025. The liquidity dashboard and cashflow projection are actively managed documents which continue to be enhanced to provide the most accurate forecast of liquidity positions for the next five months. The cashflow projection includes loan pipeline expectations and runoffs and maturities of both sources and uses of funds.

The strategy of 2024 of slowing loan growth was modified to leveling and providing additional funds in our newer markets and to meet the needs of existing customers. Loan balances reversed the decreasing position of 2024 and grew in average balances 2.9% or $75.2 million. Excess cash balances funded a portion of this growth, decreasing $70.1 million. The Bank obtained additional sources for funding and the interest rate earned on cash balances was no longer as favorable in the declining rate environment of 2025 which fostered maintaining a lower cash holding position.

In addition to cash and cash equivalent balances of $97.7 million, the Bank has access to $213 million in unsecured Federal Funds lines for overnight funds from our correspondent banking relationships, of which a $50 million line of credit was added in the fourth quarter. The Company also has a $15 million line of credit. Federal Home Loan Bank borrowings decreased $18.7 million during the year and the Bank currently has $227.4 million borrowed at various terms and rates as of December 31, 2025. A cash management advance access of $167.9 million also exists with the FHLB. The Bank has also established four market sources for brokered CDs which were utilized in 2024 to fund similar termed fixed rate loans to maintain margin for profitability for a total of $26.9 million and verify accessibility of funds. Lastly, the Bank’s secured borrowing capacity limits at the FHLB would have allowed draws based on current collateral pledging of $103.4 million in availability to borrow; however, any amount borrowed over $10.3 million may require additional stock purchases. Pledged collateral included eligible 1-4 family, home equity, and specific commercial and multi-family real estate loans.

The investment portfolio of the Bank has $266.5 million of pledged securities with $149.2 million available to use as collateral for future pledged borrowings. Currently, securities may be pledged to offset public deposits, our repurchase agreement portfolio or at the Federal Discount Window. Purchases of $49.7 million in the portfolio during 2025 were mainly to increase our holdings in Community Reinvestment Act (CRA) qualifying securities, liquidity, and contingency planning and as a means of balance sheet gap management.

The Company has the tools to monitor liquidity and can manage the risks to ensure adequate liquidity is maintained. With multiple funding sources and daily access, the Company put the money to work with earning assets at 95% of total assets for 2025.

Asset/Liability Management

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest-bearing liabilities. It involves the management of the balance sheet mix, maturities, re-pricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Changes in net income, other than those related to volume arise when interest rates on assets re-price in a time frame or interest rate environment that is different from that of the re-pricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.

Historically, the Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank's asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest rate sensitive than passbook savings accounts. The Bank utilizes shock analysis to examine the amount of exposure an immediate rate change of 100, 200, 300, 400 and 500 basis points in both increasing and decreasing directions would have on the financials. The Bank may also utilize shock analysis to examine predicted federal fund rate changes to expedite our ability to respond more quickly with our adjustments. Acceptable ranges of earnings and equity at risk are established and decisions are made to maintain those levels based on the shock results.

Throughout 2025, the Bank held bi-weekly "sub-ALCO" meetings to discuss various topics and rate scenarios.

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

Contractual Obligations

Contractual obligations of the Company totaled $909.5 million as of December 31, 2025. Time deposits, contractual agreements for certificates of deposits held by its customers, were $597.8 million. Securities sold under agreement to repurchase were $22.7 million. Short term debt consisted of $15.0 million of federal funds purchased at December 31, 2025. Long term debt was comprised of borrowings with the Federal Home Loan Bank of $227.4 million and subordinated notes of $35.0 million. Short term and long term debt is further defined in Note 10 of the consolidated financial statements.

Capital Resources

A strong capital base is essential for the Company and the Bank. As of December 31, 2025, the Company had capital of $370.9 million, up $35.7 million, over December 31, 2024’s balance. Accumulated other comprehensive income (AOCI) improved $13.3 million to a loss position of $11.9 million at December 31, 2025 compared to a loss position of $25.3 million at December 31, 2024 which was the result of interest rate movements and the available-for-sale securities portfolio. Due to the commitment to provide a steady and ever-increasing dividend and improved profitability of the Company in 2025 over 2024, two dividend declaration increases occurred during 2025, one in the 3rd quarter and one in the 4th quarter. Dividends declared in 2025 totaled $0.90 per share at a cost of over $12.3 million. Dividend payments received by our shareholders in 2024 were $0.89125 at a cost of $12.2 million. These costs encompass the additional expense associated with our restricted stock award program.

The Company approved a Stock Repurchase Plan on January 28, 2025, by which 650,000 shares could be purchased in the open market, or in privately negotiated transactions, of our outstanding stock through December 31, 2025. No shares were purchased in 2025. A similar resolution was passed on January 27, 2026, authorizing share purchases of 650,000 under the same conditions and valid through December 31, 2026. On December 31, 2025, the Company held 816,351 shares in treasury stock compared to 864,889 shares as of the same date in 2024. The reduction in treasury stock for 2025 is attributed to the issuance of 60,673 shares of restricted stock awards and 8,200 shares as a portion of the Directors' retainer which was offset by forfeitures of restricted stock awards of 6,707 shares and 13,628 shares returned to account for tax payable on vested stock awards.

The Company switched stock transfer agents on May 29, 2025, from Computershare to Broadridge Corporate Issuer Solutions, LLC.

Shareholders approved a 10-year long term stock incentive plan at our 2025 annual meeting under which Company stock may be used for employee stock awards and director compensation. This plan replaced the previous plan which had expired almost concurrently. Stock awarded to employees is generally a 3-year cliff vesting restricted stock offering. Shares totaling 60,673 were awarded to Senior Management on March 1, 2025, and other officers of the Company were awarded restricted stock shares on August 26, 2025, totaling 131 employees receiving restricted shares at those times. The Company may also use stock as a tool for new hires. During 2024, the Company awarded 60,169 shares to 111 employees with forfeits of 5,811. Shares forfeited during 2025 amounted to 6,707. During the vesting period of the aforementioned restricted stock awards, employees receive dividends or dividend equivalent compensation on the shares. The vesting period may be accelerated by approval of the Board or the Compensation Committee of the Board for terms stated in the agreement, generally for retirement of employees. Shares from restricted stock awards may also be returned to the Company to cover the tax liability of vested shares. 13,628 shares were returned to cover employees’ tax liability in 2025 compared to 16,891 shares in 2024. As of December 31, 2025,164,667 shares are being held in restricted stock awards to employees as compared to 158,183 the year prior. For more detailed information, please see Note 12: Employee Benefit Plans in the consolidated financial statements. 7,912 shares were given as part of our Director compensation on June 5, 2025, compared to 8,874 on June 6, 2024. Prorated shares of 288 and 54 were awarded to new Directors in 2025 and 2024, respectively. The number of shares given is impacted by the share price on day of grant.

The Company’s strong capital base is supported by our regulatory capital ratios where a well-capitalized status is maintained by both the Company and the Bank. On December 31, 2025, the Bank had total risk-based capital ratio of 12.53% compared to 12.40% same date 2024. Core capital to risk-based assets ratio of 11.51% on December 31, 2025, compares to 11.40% on December 31, 2024. Both ratios are above regulatory guidelines. The Bank’s leverage ratio is 9.47% at yearend 2025 compared to 8.81% for yearend 2024 and is in excess of regulatory guidelines. Under Basel III, the common equity tier 1 capital to risk weighted assets ratio is well above the required 4.5% and 6.5% well capitalized levels with the Bank at 11.51%. Adding on the required conservation buffer of 2.5% to the previous regulatory ratios and the Bank remains well above the requirements. The Bank’s capital conservation buffer was 4.53% on December 31, 2025, and was 4.40% on December 31, 2024. For further discussion and analysis of regulatory capital requirements, refer to Note 16 of the Consolidated Audited Financial Statements.

The Company’s subsidiary, the Bank, is restricted by regulations from making dividend distributions in excess of certain prescribed amounts. Upon prior regulatory approval, the Bank may be allowed to pay above the prescribed amounts. No such request was needed in 2024 or 2025.

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

Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is effectively managed. If our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis. The shocks presented below assume instantaneous rates shocks on a static balance sheet as of December 31, 2025.

At December 31, 2025, the shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
3.06%	-11.63%	Rising	3.00%	98,692	-11.78%
3.18%	-8.23%	Rising	2.00%	102,534	-8.34%
3.39%	-2.14%	Rising	1.00%	109,433	-2.18%
3.46%	0.00%	Flat	0.00%	111,866	0.00%
3.48%	0.49%	Falling	-1.00%	112,429	0.50%
3.35%	-3.21%	Falling	-2.00%	108,246	-3.24%
3.30%	-4.64%	Falling	-3.00%	106,639	-4.67%

The Bank’s balance sheet is slightly asset-sensitive after coming through 175 basis points of Fed rate cuts from September 2024 through December 2025. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks with a 5.00% fluctuation and over a 24-month time frame, as well as alternate yield curve scenarios. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds and the opportunity to garner noninterest revenue from services provided. Savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. Many of the CD renewals in 2025 went into shorter terms which are beneficial to the Bank in a falling rate environment.

The Bank was aggressive in dropping its non-maturity deposit rates while the Fed was cutting their rate over the past 15 months. We will have less of an opportunity to be as aggressive with future Fed rate cuts. The Bank’s monthly cost of funds dropped from 2.89% at December 31, 2024 to 2.58% at December 31, 2025. Older loans and investments will continue to reprice higher, in aggregate, in the next twelve months based on current rates. The Bank continues to review and adjust its assumptions concerning decay rates, deposit betas, key rate ties, and loan prepayment speeds. Rates are modified as index rates change. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must continue its trajectory of improved pricing discipline for its new loans and deposits.

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at December 31, 2025 and 2024.

Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmers & Merchants Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc (the “Company”) as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes to stockholders' equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report Regarding Internal Control and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matters Description

Management’s estimate of the allowance for credit losses (ACL) at December 31, 2025, includes a reserve on collectively evaluated loans. In the current year, significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the determination of its peer group, (ii) the determination of the estimated remaining life of each portfolio segment, and (iii) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors to reflect credit risks not fully captured by historical loss experience or forecast economic conditions.

Significant judgment was required by management in the selection and application of these subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL on collectively evaluated loans included, but were not limited to, the following:

•
Testing the design and operating effectiveness of management’s controls over key assumptions and judgments.
•
Testing the completeness and accuracy of data utilized by management.
•
Evaluating the relevance and reliability of information used by management in the development of the estimate.
•
Evaluating the reasonableness of significant assumptions used in management’s estimate through a combination of evaluating the reasonableness of certain assumptions and developing an independent range of reasonable outcomes for the collectively evaluated component of the ACL for comparison to management’s estimate.

/s/ Plante & Moran, PLLC

Columbus, Ohio

February 27, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments to the income tax disclosures for the adoption of Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), discussed in Notes 1 and 11 to the consolidated financial statements, the accompanying consolidated balance sheet of Farmers and Merchants Bancorp, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes to stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, before the effects of the retrospective adjustments to the Company’s income tax disclosures for the adoption of ASU 2023-09 discussed in Notes 1 and 11, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the Company’s income tax disclosures discussed in Notes 1 and 11, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by Plante & Moran, PLLC.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s auditor from 2014 to 2025.

/s/ Forvis Mazars, LLP

Fort Wayne, Indiana

February 26, 2025

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

(000’s Omitted, Except Share Data)

	2025	2024
Assets
Assets
Cash and due from banks	$97,249	$174,855
Federal funds sold	469	1,496
Total cash and cash equivalents	97,718	176,351
Interest-bearing time deposits	1,498	2,482
Securities - available-for-sale	422,072	426,556
Other securities, at cost	13,032	14,400
Loans held for sale	3,934	2,996
Loans, net of allowance for credit losses of $27,688 and $25,826	2,685,990	2,536,043
Premises and equipment	31,864	33,828
Goodwill	86,358	86,358
Loan servicing rights	5,175	5,656
Bank owned life insurance	47,410	34,872
Other assets	39,331	45,181
Total Assets	$3,434,382	$3,364,723
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$527,327	$516,904
Interest-bearing
NOW accounts	876,151	850,462
Savings	729,472	671,818
Time	597,785	647,581
Total deposits	2,730,735	2,686,765
Federal funds purchased and securities sold under agreement to repurchase	37,718	27,218
Federal Home Loan Bank (FHLB) advances	227,377	246,056
Subordinated notes, net of unamortized issuance costs	34,933	34,818
Dividend payable	3,125	2,996
Accrued expenses and other liabilities	29,632	31,659
Total liabilities	3,063,520	3,029,512

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value authorized 40,000,000 shares 12/31/25 and 20,000,000 shares 12/31/24; issued 14,564,425 shares 12/31/25 and 12/31/24; outstanding 13,748,074 shares 12/31/25 and 13,699,536 shares 12/31/24	135,531	135,565
Treasury stock - 816,351 shares 12/31/25 and 864,889 shares 12/31/24	(10,636)	(10,985)
Retained earnings	257,855	235,854
Accumulated other comprehensive loss	(11,888)	(25,223)
Total stockholders' equity	370,862	335,211
Total Liabilities and Stockholders' Equity	$3,434,382	$3,364,723

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2025, 2024 and 2023

(000’s Omitted, Except Per Share Data)

	2025	2024	2023
Interest Income
Loans, including fees	$158,614	$145,329	$129,344
Debt securities:
U.S. Treasury and government agencies	8,811	5,542	4,090
Municipalities	1,479	1,554	1,598
Dividends	1,208	1,361	882
Federal funds sold	-	45	44
Other	3,432	9,741	3,850
Total interest income	173,544	163,572	139,808
Interest Expense
Deposits	58,179	64,463	46,923
Federal funds purchased and securities sold under agreements to repurchase	1,042	1,111	1,474
Borrowed funds	8,893	10,948	8,876
Subordinated notes	1,138	1,138	1,138
Total interest expense	69,252	77,660	58,411
Net Interest Income - Before Provision for Credit Losses	104,292	85,912	81,397
Provision for Credit Losses - Loans	2,596	944	1,698
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures	(506)	(671)	46
Net Interest Income - After Provision for Credit Losses	102,202	85,639	79,653
Noninterest Income
Customer service fees	1,418	1,324	1,332
Other service charges and fees	4,990	4,473	4,343
Interchange income	5,228	5,396	5,318
Loan servicing income	2,879	2,533	4,405
Net gain on sale of loans	1,291	859	699
Increase in cash surrender value of bank owned life insurance	1,370	965	834
Net gain (loss) on sale of other assets owned	(41)	71	(135)
Net loss on sale of available-for-sale securities	-	-	(891)
Total noninterest income	17,135	15,621	15,905
Noninterest Expense
Salaries and wages	31,590	30,168	26,915
Employee benefits	9,328	8,543	7,520
Net occupancy expense	4,430	4,152	3,833
Furniture and equipment	5,576	5,264	5,022
Data processing	3,687	1,447	3,147
Franchise taxes	1,588	1,542	1,487
ATM expense	2,593	1,670	2,611
Advertising	2,199	2,144	2,606
FDIC assessment	1,718	2,108	1,982
Servicing rights amortization - net	1,584	818	611
Loan expense	1,210	960	1,055
Consulting fees	1,663	877	832
Professional fees	1,929	1,793	1,430
Intangible asset amortization	1,780	1,780	1,780
Other general and administrative	5,937	5,421	6,373
Total noninterest expense	76,812	68,687	67,204

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (continued)

Years Ended December 31, 2025, 2024 and 2023

(000’s Omitted, Except Per Share Data)

	2025	2024	2023
Income Before Income Taxes	42,525	32,573	28,354
Income Taxes	9,216	6,635	5,567
Net Income	$33,309	$25,938	$22,787

Basic Earnings Per Share	$2.43	$1.90	$1.67
Diluted Earnings Per Share	$2.43	$1.90	$1.67
Dividends Declared	$0.9000	$0.8825	$0.8500

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025, 2024 and 2023

(000’s Omitted)

	2025	2024	2023
Net Income	$33,309	$25,938	$22,787
Other Comprehensive Income (Net of Tax):
Net unrealized gain on available-for-sale securities	16,880	4,797	10,781
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	891
Net unrealized gain on available-for-sale securities	16,880	4,797	11,672
Tax expense	3,545	1,008	2,451
Other comprehensive income	13,335	3,789	9,221
Comprehensive Income	$46,644	$29,727	$32,008

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2023	13,608,422	135,497	(11,573)	212,449	(38,233)	298,140
Cumulative change in accounting principle	-	-	-	(3,371)	-	(3,371)
Balance - January 1, 2023 (as adjusted for change in accounting principle)	13,608,422	135,497	(11,573)	209,078	(38,233)	294,769
Net income	-	-	-	22,787	-	22,787
Other comprehensive income	-	-	-	-	9,221	9,221
Purchase of treasury stock	(10,704)	-	(218)	-	-	(218)
Issuance of 64,425 shares of restricted stock (Net of forfeitures - 6,350)	57,875	(1,263)	641	622	-	-
Stock-based compensation expense	-	1,281	-	-	-	1,281
Director stock awards	9,048	-	110	70	-	180
Cash dividends declared - $0.85 per share	-	-	-	(11,477)	-	(11,477)
Balance - December 31, 2023	13,664,641	135,515	(11,040)	221,080	(29,012)	316,543
Net income	-	-	-	25,938	-	25,938
Other comprehensive income	-	-	-	-	3,789	3,789
Purchase of treasury stock	(28,391)	-	(664)	-	-	(664)
Issuance of 60,169 shares of restricted stock (Net of forfeitures - 5,811)	54,358	(1,311)	608	703	-	-
Stock-based compensation expense	-	1,361	-	-	-	1,361
Director stock awards	8,928	-	111	77	-	188
Cash dividends declared - $0.8825 per share	-	-	-	(11,944)	-	(11,944)
Balance - December 31, 2024	13,699,536	135,565	(10,985)	235,854	(25,223)	335,211
Net income	-	-	-	33,309	-	33,309
Other comprehensive income	-	-	-	-	13,335	13,335
Purchase of treasury stock	(13,628)	-	(362)	-	-	(362)
Issuance of 60,673 shares of restricted stock (Net of forfeitures - 6,707)	53,966	(1,428)	607	821	-	-
Stock-based compensation expense	-	1,394	-	-	-	1,394
Director stock awards	8,200	-	104	85	-	189
Cash dividends declared - $0.90 per share	-	-	-	(12,214)	-	(12,214)
Balance - December 31, 2025	13,748,074	$135,531	$(10,636)	$257,855	$(11,888)	$370,862

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(000’s Omitted)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$33,309	$25,938	$22,787
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,624	3,774	3,383
Amortization of premiums on available-for-sale securities, net	37	1,087	1,500
Capitalized additions to servicing rights	(1,103)	(826)	(2,710)
Servicing rights amortization and impairment	1,584	818	611
Amortization of core deposit intangible	1,657	1,657	1,657
Amortization of customer list intangible	123	123	123
Net accretion of fair value adjustments	(2,372)	(2,672)	(3,569)
Amortization of subordinated note issuance costs	115	116	116
Stock-based compensation expense	1,394	1,361	1,281
Director stock awards	189	188	180
Deferred income taxes	(126)	307	2,228
Provision for credit losses - loans	2,596	944	1,698
Provision for (recovery of) credit losses - off balance sheet credit exposures	(506)	(671)	46
Gain on sale of loans held for sale	(1,291)	(859)	(699)
Originations of loans held for sale	(62,841)	(53,650)	(36,399)
Proceeds from sale of loans held for sale	63,194	52,157	36,349
Gain on derivatives	(66)	(59)	(40)
Loss (gain) on sale of other assets owned	41	(71)	135
Loss on sales of available-for-sale securities	-	-	891
Increase in cash surrender value of bank owned life insurance	(1,370)	(965)	(834)
Change in other assets and other liabilities, net	(1,449)	3,777	(6,588)
Net cash provided by operating activities	36,739	32,474	22,146
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	69,700	34,759	24,021
Sales	1,374	-	21,963
Purchases	(49,747)	(99,127)	(4,392)
Activity in other securities, at cost:
Purchases	-	-	(698)
Purchases of FHLB stock	(2,715)	(1,789)	(8,306)
Proceeds from redemption of FHLB stock	4,083	2,146	1,665
Purchase of bank owned life insurance	(18,000)	-	-
Proceeds from bank owned life insurance	6,832	-	-
Change in interest-bearing time deposits	984	258	1,702
Proceeds from sale of other assets owned	170	92	219
Additions to premises and equipment	(1,767)	(1,871)	(10,929)
Net (increase) decrease on loan originations and principal collections	(149,617)	21,170	(219,333)
Net cash used in investing activities	(138,703)	(44,362)	(194,088)
Cash Flows from Financing Activities
Net change in deposits	43,970	79,302	138,939
Net change in federal funds purchased and securities sold under agreements to repurchase	10,500	(1,000)	(25,988)
Proceeds of FHLB advances	40,000	15,000	324,000
Repayment of FHLB advances	(58,692)	(34,678)	(185,664)
Repayment of other borrowings	-	-	(10,000)
Purchase of treasury stock	(362)	(664)	(218)
Cash dividends paid on common stock	(12,085)	(11,922)	(11,335)
Net cash provided by financing activities	23,331	46,038	229,734
Net (Decrease) Increase in Cash and Cash Equivalents	(78,633)	34,150	57,792

Cash and Cash Equivalents - Beginning of Year	176,351	142,201	84,409

Cash and Cash Equivalents - End of Year	$97,718	$176,351	$142,201

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2025, 2024 and 2023

(000’s Omitted)

	2025	2024	2023
Supplemental Information
Supplemental cash flow information:
Interest paid	$69,906	$76,498	$55,119
Federal income taxes paid	8,710	3,000	4,900
State income taxes paid	202	100	521
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	150	-	-
Transfer of loans from loans held for sale	-	932	-
Cash dividends declared not paid	3,125	2,996	2,974

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

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

Reclassification

Certain 2024 and 2023 amounts within the loans disclosure (Note 4) and the loan section of Management's Discussion and Analysis have been reclassified to conform with current year presentation to provide additional information to the reader. The reclassifications had no effect on income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. Actual results could differ from those estimates.

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

Restrictions on Cash and Amounts Due from Banks

The Federal Reserve Bank did not require the Company to maintain minimum balances of cash on hand during the past three years. The Company and its subsidiaries maintain cash balances with high quality financial institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Securities

Debt securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Net realized gains and losses on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined on the specific identification method.

Investment securities will at times depreciate to an unrealized loss position. Declines in the fair value of securities below their cost that are deemed to result from a deterioration in the credit quality of the issuer are recorded in the Company's consolidated statement of income as a component of the provision for credit loss. In estimating whether the unrealized loss requires an allowance for credit losses, management considers whether (1) the fair value of the security has significantly declined from book value, (2) a downgrade has occurred that lowered the credit rating, (3) dividends have been reduced or eliminated or scheduled interest payments have not been made and (4) management does not possess both the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. This situation would require an immediate write down to fair value. With the exception of the fourth factor, no one item by itself will necessarily signal that an allowance for credit losses on investment securities should be established,

If the unrealized loss is determined to be the result of a credit quality concerns, the present value of the cash flows expected to be collected is compared to the amortized cost basis. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Adjustments to the allowance are recorded in the Company's consolidated statement of income as a component of the provision for credit losses. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributed to changes in interest rates, not credit quality. Accrued interest receivable on available-for-sale debt securities totaled $1.8 million and $1.9 million at December 31, 2025 and 2024, respectively, and is included within other assets on the consolidated balance sheets. These amounts are excluded from the estimate of expected credit losses.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $11.7 and $10.7 million at December 31, 2025 and December 31, 2024, respectively, and was reported in Other Assets on the Company’s consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipated repayments.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. Consumer loans are charged off at 90 days delinquent, unless the loan is secured and repossession of the collateral is assured and in process; then in lieu of charging off the entire loan balance, the loan may be written down to the discounted value of the collateral. Mortgage loans are charged off or charged down at 180 days delinquent or if there is a deficiency balance upon sale of collateral. Partial charge offs can occur upon recognition of lack of collateral value, but no later than 180 days past due. Commercial loans are charged off or charged down at 120 days delinquent, unless an established and approved work-out plan is agreed upon or the litigation of the loan will likely result in recovery of the loan balance. In the event of a bankruptcy filing by a borrower, unsecured debt is charged off upon notification and a partial charge off is made for under-secured portions of debt.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as a net adjustment to the related loan’s yield. The Bank is generally amortizing these costs over the contractual life of such loans.

Allowance for Credit Losses

The Allowance for Credit Losses (ACL) represents management’s estimate of expected credit losses inherent in the Bank’s loan portfolio and unfunded loan commitments at the report date. The ACL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors or a sub-committee of the Board of Directors, such as the Enterprise Risk Management Committee. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off. The ACL reflects the Company’s estimated credit losses over the life of the loan. Management assesses changes in prepayment assumptions, interest rates, collateral values, portfolio composition, trends in non-performing loans, and other economic factors. In addition to an extensive internal loan monitoring process, the Company also aims to have an annual external, independent loan review of approximately 35% of its commercial and agricultural loan portfolio segment. Management in turn assesses the results from the reviews to make changes in internal risk ratings of loans and the related ACL.

The Bank’s methodology provides an estimate of the expected credit losses either by calculating a reserve per credit or by applying our methodology to groupings based on similar risk characteristics. The loan portfolio was grouped based on loans of similar type, including acquired loans. The loan groupings for the ACL calculation consist of Commercial Real Estate, Commercial & Industrial, Agricultural Real Estate, Agricultural, Consumer Real Estate, and Consumer. All groups use the average charge-off method for calculating the ACL. This incorporates a historical loss period from March 2000, since Call Report data became more granular regarding loan groupings, and includes several economic cycles. As a percentage, the reserves are the highest against construction and development loans, while farmland loans have the lowest overall reserve due to having such low loss rates.

The Company is utilizing peer data from a peer group of banks in the region of Ohio, Michigan and Indiana with asset sizes less than $5 billion as of December 31, 2025. The reserves are calculated at the loan level and based on the note characteristics, essentially balances times loss rate + qualitative factors + forward look, with the forward looking forecast eliminated after 12 months. In order to provide a reasonable and supportable forward looking forecast, a regression analysis of the Bank’s historical loss rates against the Federal Open Market Committee (FOMC) quarterly economic projections for National Unemployment is completed. Annual projections are broken down using a straight-line approach for quarterly changes.

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
December 31, 2025, 2024, 2023

categories dictates the level of qualitative factor that is used depending on the standard deviation level from historical loss.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $145 thousand at December 31, 2025 and $52 thousand at December 31, 2024. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The loan categories of off balance sheet exposures are the same as the loan categories for the ACL. The funding assumptions are updated each quarter based on expected utilization percentages.

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

Net cash settlements on derivative financial instruments that qualify as hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the Company's consolidated statements of cash flows in the same line as the cash flows of the item being hedged.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

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

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment is recognized in the period identified. The goodwill impairment analysis consists of a first step goodwill impairment test which is used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis is performed under guidance of FASB ASC 350. As of December 31, 2025, the Bank concluded it is unlikely impairment of goodwill has occurred from the goodwill established from the Bank’s prior acquisitions. Since the establishment of goodwill, there has been no impairment recognized.

Other intangible assets consist of core deposit and customer list intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives and evaluated for impairment. These assets are included in other assets on the Company's consolidated balance sheets.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Other Real Estate Owned

Other real estate held for sale is carried at the lower of fair value of the real estate minus estimated costs to sell the asset, or the cost of the assets. Costs of holding other real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to noninterest expense if the carrying value exceeds the fair value minus the estimated costs to sell. The net loss from operations of other real estate held for sale is reported in noninterest expense. The Bank held no other real estate at December 31, 2025 or December 31, 2024.

Premises and Equipment

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various properties and is computed using straight-line and accelerated methods. Costs for maintenance and repairs are charged to operations as incurred. Gains and losses on dispositions are included in current operations.

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
December 31, 2025, 2024, 2023

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2025 and 2024. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2022.

Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Application of the two-class method for participating securities results in a more dilutive basic earnings per share as the participating securities are allocated the same amount of income as if they are outstanding for purposes of basic earnings per share. There is no additional potential dilution in calculating diluted earnings per share, therefore basic and diluted earnings per share are the same amounts. Other than the restricted stock plan, the Company has no other stock-based compensation plans.

Stock-Based Compensation

The fair value of restricted common stock is the fair market value on the date of grant. The fair value of restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in salaries and wages in the consolidated statements of income.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The components of other comprehensive income and related tax expense are as follows:

	(In Thousands)
	2025	2024	2023
Net unrealized gain on available-for-sale securities	$16,880	$4,797	$10,781
Reclassification adjustment for loss on sale of available-for-sale securities	-	-	891
Net unrealized gain on available-for-sale securities	16,880	4,797	11,672
Tax expense	3,545	1,008	2,451
Other comprehensive income	$13,335	$3,789	$9,221

Advertising Expense

Advertising costs are generally expensed as incurred and are recorded as advertising, a component of noninterest expense.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-06 "Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The amendments in this Update are the result of the FASB’s decision to incorporate into the Accounting Standards Codification certain disclosure requirements, referred by the SEC, that require incremental information to US GAAP. Topics in the ASU that have applicability to the Company are as follows:

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

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national) and state jurisdictions. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. Management adopted the Update effective December 31, 2025, as required, without material effect on the Company’s financial position or results of operations.

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
December 31, 2025, 2024, 2023

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

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non- PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements. The amendments in this Update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in five issues addressed in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The issues addressed in the ASU include:

(1) expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure;

(2) providing a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor (that is, reset frequency) upon which interest is accrued (commonly referred to as “choose-your-rate” debt instruments);

(3) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets;

(4) updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate. Specifically, the amendments in this Update eliminate the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a cash flow hedge or a fair value hedge of interest rate risk; and

(5) eliminating the recognition and presentation mismatch related to a dual hedge strategy (that is, a hedge for which a foreign currency-denominated debt instrument is both designated as the hedging instrument in a net investment hedge and designated as the hedged item in a fair value hedge of interest rate risk).

For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this Update. Entities should apply the amendments in this Update on a prospective

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

basis for all hedging relationships. An entity may elect to adopt the amendments in this Update for hedging relationships that exist as of the date of adoption. Upon adoption of the amendments in this Update, entities are permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) -- Narrow-Scope Improvements. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements. The amendments in this Update represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. Codification improvements are generally not expected to have a significant effect on current accounting practice or result in significant costs to most entities. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

Note 2 – Business Combination & Asset Purchase

Changes in accretable yield, or income expected to be collected, for the acquisition of Peoples Federal Savings and Loan completed in 2022, are as follows:

	(In Thousands)
	2025	2024
Beginning Balance	$335	$566
Accretion	(231)	(231)
Disposals	-	-
Ending Balance	$104	$335

Changes in accretable yield, or income expected to be collected, for the acquisition of Perpetual Federal Savings Bank completed in 2021, are as follows:

	(In Thousands)
	2025	2024
Beginning Balance	$1,453	$2,795
Additions	-	-
Accretion	(1,341)	(1,342)
Ending Balance	$112	$1,453

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Changes in accretable yield, or income expected to be collected, for the acquisition of Ossian State Bank completed in 2021, are as follows:

	(In Thousands)
	2025	2024
Beginning Balance	$107	$294
Additions	2	-
Accretion	(108)	(175)
Disposals	(1)	(12)
Ending Balance	$-	$107

Accretable yield, or income expected to be collected, for the acquisition of Bank of Geneva completed in 2019, are as follows:

(In Thousands)
2024
Beginning Balance	$363
Additions	1
Accretion	(364)
Ending Balance	$-

The acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980 thousand in core deposits assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposits and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposits which are all being amortized over the remaining economic useful life of 7 years on a straight-line basis. Core deposit intangible is included in other assets on the Company's consolidated balance sheets.

The amortization expense for the years ended December 31, 2025, 2024 and 2023 was $1.7 million for each of the three years presented.

Future amortization expense of core deposit intangible assets is as follows:

	(In Thousands)
	Ossian	Perpetual	Peoples	Total
2026	$140	$95	$861	$1,096
2027	140	95	861	1,096
2028	47	72	861	980
2029	-	-	646	646
Total	$327	$262	$3,229	$3,818

The purchase of Adams County Financial Resources in 2020 resulted in the allocation of $800 thousand to customer list intangible, included in other assets, to be amortized over 6.5 years on a straight-line basis.

The customer list intangible amortization expense for the years ended December 31, 2025, 2024 and 2023 was $123 thousand for each of the three years presented. Future amortization expense of customer list intangible is as follows:

(In Thousands)
2026	$123
2027	49
Total	$172

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$91,988	$157	$(2,292)	$89,853
U.S. Government agencies	136,026	116	(4,181)	131,961
Mortgage-backed securities	150,081	1,034	(7,733)	143,382
State and local governments	59,025	71	(2,220)	56,876
Total available-for-sale securities	$437,120	$1,378	$(16,426)	$422,072

	(In Thousands)
	2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$111,397	$17	$(5,415)	$105,999
U.S. Government agencies	144,660	-	(9,494)	135,166
Mortgage-backed securities	133,268	17	(12,654)	120,631
State and local governments	69,159	28	(4,427)	64,760
Total available-for-sale securities	$458,484	$62	$(31,990)	$426,556

Information pertaining to securities with gross unrealized losses at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	(In Thousands)
	2025
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(5)	$7,038	$(2,287)	$50,161
U.S. Government agencies	-	-	(4,181)	120,103
Mortgage-backed securities	(50)	8,214	(7,683)	59,386
State and local governments	(6)	2,534	(2,214)	45,202
Total available-for-sales securities	$(61)	$17,786	$(16,365)	$274,852

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

	(In Thousands)
	2024
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

The Company had no realized gains on sales of investment securities during the years ended December 31, 2025 and 2024. Sales of $22.0 million in 2023 generated gross realized losses for the year ended December 31, 2023 as presented below:

	(In Thousands)
	2025	2024	2023
Gross realized gains	$-	$-	$-
Gross realized losses	-	-	(891)
Net realized losses	$-	$-	$(891)
Tax benefit related to net realized losses	$-	$-	$(187)

The net realized loss on sales and related tax benefit is a reclassification out of accumulated other comprehensive loss. The net realized loss is included in net loss on sale of securities available-for-sale and the related tax benefit is included in income taxes in the consolidated statements of income.

The amortized cost and fair value of debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$68,153	$67,329
After one year through five years	208,527	201,123
After five years through ten years	10,359	10,238
After ten years	-	-
Total	$287,039	$278,690
Mortgage-backed securities	150,081	143,382
Total	$437,120	$422,072

Investments with a carrying value and fair value of $238.2 million at December 31, 2025 and $221.9 million at December 31, 2024 were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $28.3 million and $29.9 million as of December 31, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 4 - Loans

The Company had $3.9 million in loans held for sale at December 31, 2025 as compared to $3.0 million in loans held for sale at December 31, 2024.

Loan balances at December 31 are summarized below:

	(In Thousands)
Loans:	2025	2024
Consumer Real Estate	$526,439	$520,114
Agricultural Real Estate	217,034	216,401
Agricultural	218,050	152,080
Commercial Real Estate	1,355,571	1,310,811
Commercial and Industrial	314,405	275,152
Consumer	58,838	63,009
Other	23,133	24,978
	2,713,470	2,562,545
Less: Net deferred loan fees and costs	(1,511)	(1,750)
	2,711,959	2,560,795
Less: Allowance for credit losses	(27,688)	(25,826)
Less: Basis adjustment related to fair value hedges	1,719	1,074
Loans - Net	$2,685,990	$2,536,043

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

Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or refinance of capital assets such as machinery and equipment and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather.

Commercial Real Estate: Construction, purchase, and refinance of business purpose real estate. Risks include potential construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and other factors.

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year.

Consumer: Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment and other factors.

Other: Primarily funds public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following table shows the contractual maturity by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions at December 31, 2025:

	(In Thousands)
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years	Total
Consumer Real Estate	$11,427	$25,060	$188,320	$302,571	$527,378
Agricultural Real Estate	10,367	8,974	67,475	130,126	216,942
Agricultural	117,961	64,885	31,115	4,386	218,347
Commercial Real Estate	60,694	569,512	545,044	177,786	1,353,036
Commercial and Industrial	139,242	114,499	59,486	922	314,149
Consumer	2,588	41,292	15,660	35	59,575
Other	194	1,618	21,321	-	23,133
	$342,473	$825,840	$928,421	$615,826	$2,712,560

The distribution of fixed rate loans and variable rate loans by portfolio segment is as follows as of December 31, 2025:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$267,368	$259,071
Agricultural Real Estate	104,902	112,132
Agricultural	63,789	154,261
Commercial Real Estate	800,127	555,444
Commercial and Industrial	147,465	166,940
Consumer	58,809	29
Other	13,709	9,424
	$1,456,169	$1,257,301

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following table represents the contractual aging at amortized cost in past due loans by portfolio segment of loans as of December 31, 2025 and 2024:

	(In Thousands)
December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Consumer Real Estate	$3,536	$919	$766	$5,221	$521,822	$527,043
Agricultural Real Estate	516	-	130	646	216,184	216,830
Agricultural	-	1,444	50	1,494	216,851	218,345
Commercial Real Estate	56	-	141	197	1,352,822	1,353,019
Commercial and Industrial	-	-	-	-	314,096	314,096
Consumer	198	35	83	316	59,177	59,493
Other	-	-	-	-	23,133	23,133
Total	$4,306	$2,398	$1,170	$7,874	$2,704,085	$2,711,959

	(In Thousands)
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
Consumer Real Estate	$2,533	$547	$559	$3,639	$516,753	$520,392
Agricultural Real Estate	651	-	-	651	215,486	216,137
Agricultural	44	-	79	123	152,258	152,381
Commercial Real Estate	54	141	360	555	1,307,906	1,308,461
Commercial and Industrial	122	5	57	184	274,635	274,819
Consumer	365	19	62	446	63,181	63,627
Other	-	-	-	-	24,978	24,978
Total	$3,769	$712	$1,117	$5,598	$2,555,197	$2,560,795

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following tables present the amortized cost of nonaccrual loans by portfolio segment as of December 31, 2025 and December 31, 2024:

	(In Thousands)
	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,339	$4,050	$-
Agricultural Real Estate	5,347	5,347	-
Agricultural	1,441	1,441	-
Commercial Real Estate	141	141	-
Commercial & Industrial	-	134	-
Consumer	143	143	-
Total	$10,411	$11,256	$-

	(In Thousands)
	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$1,637	$2,369	$-
Agricultural Real Estate	130	130	-
Agricultural	90	90	-
Commercial Real Estate	360	360	-
Commercial & Industrial	57	57	-
Consumer	118	118	-
Total	$2,392	$3,124	$-

Interest income on nonaccrual loans, recognized on a cash basis, was $146 thousand and $93 thousand for the years ended December 31, 2025 and 2024, respectively.

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
December 31, 2025, 2024, 2023

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
December 31, 2025, 2024, 2023

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following tables present the risk category of loans at amortized cost by portfolio segment and year of origination, based on the most recent analysis performed as of December 31, 2025 and 2024:

	(In Thousands)
	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
								Revolving	Revolving
								Loans	Loans
							Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total

Consumer Real Estate
Risk Rating
Pass (1-4)	$52,684	$28,385	$52,324	$71,008	$82,628	$150,780	$437,809	$83,296	$462	$521,567
Special Mention (5)	-	-	-	-	131	47	178	19	-	197
Substandard (6)	259	746	578	492	1,318	1,694	5,087	23	169	5,279
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$52,943	$29,131	$52,902	$71,500	$84,077	$152,521	$443,074	$83,338	$631	$527,043
Gross charge-offs YTD	$-	$-	$20	$-	$-	$-	$20	$-	$-	$20

Agricultural Real Estate
Risk Rating
Pass (1-4)	$28,079	$20,758	$23,792	$30,919	$20,242	$84,889	$208,679	$88	$-	$208,767
Special Mention (5)	-	-	-	32	-	282	314	-	-	314
Substandard (6)	-	4,890	863	845	1,065	86	7,749	-	-	7,749
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$28,079	$25,648	$24,655	$31,796	$21,307	$85,257	$216,742	$88	$-	$216,830
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$40,636	$7,157	$6,692	$8,617	$3,157	$4,373	$70,632	$126,147	$419	$197,198
Special Mention (5)	53	22	-	305	11	-	391	4,417	-	4,808
Substandard (6)	2,293	29	90	44	-	-	2,456	13,883	-	16,339
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$42,982	$7,208	$6,782	$8,966	$3,168	$4,373	$73,479	$144,447	$419	$218,345
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

	(In Thousands)
	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
								Revolving	Revolving
								Loans	Loans
							Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total

Commercial Real Estate
Risk Rating
Pass (1-4)	$244,689	$132,260	$157,885	$362,675	$175,569	$160,103	$1,233,181	$5,369	$-	$1,238,550
Special Mention (5)	4,355	1,211	23,915	12,380	12,381	2,088	56,330	-	-	56,330
Substandard (6)	1,814	55	34,868	13,274	1,357	6,771	58,139	-	-	58,139
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$250,858	$133,526	$216,668	$388,329	$189,307	$168,962	$1,347,650	$5,369	$-	$1,353,019
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$58,239	$20,557	$38,008	$28,674	$10,454	$6,310	$162,242	$135,200	$45	$297,487
Special Mention (5)	545	42	2,418	63	165	-	3,233	1,049	-	4,282
Substandard (6)	-	33	259	21	135	-	448	11,745	-	12,193
Doubtful (7)	-	134	-	-	-	-	134	-	-	134
Total Commercial & Industrial	$58,784	$20,766	$40,685	$28,758	$10,754	$6,310	$166,057	$147,994	$45	$314,096
Gross charge-offs YTD	$-	$27	$147	$26	$-	$50	$250	$-	$-	$250

Other
Risk Rating
Pass (1-4)	$600	$-	$-	$-	$14,870	$3,997	$19,467	$-	$-	$19,467
Special Mention (5)	-	-	-	-	-	3,666	3,666	-	-	3,666
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$600	$-	$-	$-	$14,870	$7,663	$23,133	$-	$-	$23,133
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

	(In Thousands)
	December 31, 2024
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
December 31, 2025, 2024, 2023

	(In Thousands)
	December 31, 2024
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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

For consumer loans, the Company evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance as of December 31, 2025 and 2024 by year of origination:

	(In Thousands)
	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Term	Amortized	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$24,156	$8,134	$7,852	$15,191	$2,671	$816	$58,820	$527	$59,347
Nonperforming	92	1	20	14	15	4	146	-	146
Total Consumer	$24,248	$8,135	$7,872	$15,205	$2,686	$820	$58,966	$527	$59,493
Gross charge-offs YTD	$339	$58	$129	$169	$61	$2	$758	$-	$758

	(In Thousands)
	December 31, 2024
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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following table presents collateral-dependent loans grouped by portfolio segment as of December 31, 2025 and 2024:

	(In Thousands)
	Collateral
	Dependent Loans
	December 31, 2025	December 31, 2024
Consumer Real Estate	$4,016	$2,384
Agricultural Real Estate	1,433	125
Agricultural	5,261	50
Commercial Real Estate	141	360
Commercial & Industrial	40	28
Consumer	14	41
Total	$10,905	$2,988

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

The collateral securing the agricultural collateral dependent loans as of December 31, 2025 includes primarily farmland and rental properties, and to a lesser extent, farm and transportation equipment.

The specific reserve portion of the ACL for collateral dependent loans was $145 thousand and $52 thousand at December 31, 2025 and 2024, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The Company periodically modifies a loan for a borrower experiencing financial difficulty in an effort to enhance the borrowers' performance on the note. Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. No modifications to borrowers experiencing financial difficulty were made during 2025 or 2024.

For the years ended December 31, 2025 and 2024, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

As of December 31, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $1.4 million of consumer real estate loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $890 thousand of consumer real estate loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions as of December 31, 2024.

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

The Company segregates its allowance into two reserves: The Allowance for Credit Losses (ACL) and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total ACL calculated under the Current Expected Credit Losses (CECL) methodology.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the years ended December 31, 2025 and 2024:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	738	(160)	179	844	533	478	(16)	2,596
Charge-offs	(20)	-	-	-	(250)	(758)	-	(1,028)
Recoveries	5	-	10	24	34	221	-	294
Ending Balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,541
Recovery of credit losses - off balance sheet credit exposures	(506)
Ending Balance	$1,035

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

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

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
2024
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$2,212
Recovery of credit losses - off balance sheet credit exposures	(671)
Ending Balance	$1,541

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2025	2024
Land	$6,803	$6,803
Buildings (useful life 15-39 years)	41,636	41,306
Furnishings (useful life 3-15 years)	31,289	31,378
	79,728	79,487
Less: Accumulated depreciation	(47,864)	(45,659)
Premises and Equipment (Net)	$31,864	$33,828

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $3.6, $3.8 and $3.4 million, respectively.

Note 6 - Leases

The Bank leases space for retail branches, LPOs and ATMs. Our leases have remaining lease terms of 4 months to just under 13 years, some of which may include options to renew the leases and some of which may include options to terminate the leases prior to the end date of the lease term. The Bank does receive rental income for the leasing of available space.

The below tables provide information on the Bank’s operating leases:

	(In Thousands)
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost (1)	$1,125	$979	$540
Operating cash flows (2)	$90	$42	$45

(1) Included in net occupancy expense on Company's consolidated statement of income
(2) Included in customer service fees on Company's consolidated statement of income

	(In Thousands)
	December 31, 2025	December 31, 2024
Operating lease assets (1)	$5,594	$6,403
Operating lease liabilities (2)	$5,740	$6,403

(1) Included in other assets on Company's consolidated balance sheets
(2) Included in accrued interest and other liabilities on Company's consolidated balance sheets

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Operating lease term and discount rates of our lessee arrangements at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	8.12	11.07
Weighted average discount rate	4.46%	5.49%

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2025 are as follows:

(In Thousands)
2026	$962
2027	911
2028	832
2029	776
2030	779
2031 and thereafter	2,555
Total future lease payments	$6,815
Less: interest	1,075
Present value of operating lease liability arrangements	$5,740

Note 7 - Servicing

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $362.6 and $364.3 million at December 31, 2025 and 2024, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $153.4 million at December 31, 2025 and $141.9 million at December 31, 2024.

The balance of capitalized servicing rights at December 31, 2025 and 2024 for 1-4 family real estate loans, was $3.6 million and $3.5 million, respectively. Agricultural real estate loan servicing rights, established in 2023, were $2.4 million and $2.2 million at December 31, 2025 and 2024, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of December 31, 2025 and 2024 was $4.5 million and $4.8 million, respectively. Capitalized servicing rights for agricultural real estate loans had a fair value of $1.5 million and $2.7 million as of December 31, 2025 and 2024. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 9.8% and 6.1% were utilized for December 31, 2025 and 2024, respectively. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average monthly constant prepayment rate was 1.054% and 0.184% for fixed rate agricultural loans at December 31, 2025 and 2024, respectively. In 2025, two 1-4 family real estate strata, which included 72 of the total 3,597 loans, were slightly below the carrying value using a discount yield of 5.48% which resulted in the need to establish an additional $3 thousand valuation allowance for a total valuation allowance of $5 thousand. In 2024, two 1-4 family real estate strata, which included 82 of the total 3,677 loans, were slightly below the carrying value using a discount yield of 5.98% which resulted in the need to establish a $2 thousand valuation allowance. At December 31, 2025, the carrying value of all fourteen agricultural real estate strata, which included 658 loans, using an approximate discount rate of 7.97% were higher than the fair value requiring an additional $783 thousand valuation allowance to be established for a total valuation allowance of $878 thousand. During 2024,the carrying value of 10 agricultural real estate strata, which included 33 of the total 619

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

loans, using an approximate discount rate of 8.62% were higher than fair value requiring a $95 thousand valuation allowance to be established.

The following summarizes servicing rights capitalized and amortized during each year:

	(In Thousands)
	2025	2024
Beginning of Year	$5,753	$5,655
Capitalized Additions	1,103	826
Amortization	(798)	(728)
Ending Balance, December 31	6,058	5,753
Valuation Allowance	(883)	(97)
Servicing Rights net, December 31	$5,175	$5,656

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 8 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2025	2024
Time deposits under $250,000	$433,307	$505,949
Time deposits of $250,000 or more	164,478	141,632
	$597,785	$647,581

At December 31, 2025 the scheduled maturities for time deposits are as follows:

(In Thousands)
2026	$482,056
2027	77,090
2028	28,895
2029	4,966
2030	4,617
Thereafter	161
$597,785

Note 9 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2025 and 2024, securities with a fair value of $40.3 million and $43.0 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s federal funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2025	$-	0.00%	$1,663	$71	0.10%
2024	$-	0.00%	$523	$79	3.77%

	Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2025	$22,718	0.87%	$27,218	$26,028	3.98%
2024	$27,218	0.99%	$27,218	$27,574	4.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The Company had $15.0 million of federal funds purchased as of December 31, 2025 and no federal funds purchased as of December 31, 2024. The $22.7 million in securities sold under agreements to repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2025:

	(In Thousands)
	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$15,000	$-	$-	$-	$15,000
Repurchase agreements
US Treasury & agency securities	-	-	-	22,718	22,718
Total	$15,000	$-	$-	$22,718	$37,718

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 10 – Borrowings and Subordinated Notes

Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Banks. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. Total borrowings were $227.4 million excluding an amortizing $26 thousand for fair value related to the acquisitions with a weighted average rate of 4.07% for December 31, 2025 compared to $246.1 million excluding an amortizing $39 thousand for fair value with a weighted average rate of 4.21% for December 31, 2024. In 2024, the Bank entered a $15 million, 10 year, 3 month Bermudan Putable advance with a fixed rate of 3.40% and quarterly put options owned by FHLB. The put options have not been exercised to date and the next possible putable exercise date is February 6, 2026. This advance is included with the 2026 maturities in the below table. The advances were secured by a pledge of $191.6 and $202.0 million of 1-4 family real estate and HELOC loans as of December 31, 2025 and 2024, respectively under a blanket collateral agreement. The Bank has also pledged eligible commercial real estate loans of $231.8 and $369.5 million as of December 31, 2025 and December 31, 2024, respectively, to the FHLB. During the second quarter of 2024, the Bank also began pledging eligible multi-family real estate loans to the FHLB which amounted to $29.1 and $47.7 million as of December 31, 2025 and December 31, 2024, respectively.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. The table below shows the maturities of the borrowings outstanding at December 31, 2025, exclusive of the fair value adjustment.

(In Thousands)
2026	$105,000
2027	48,152
2028	74,251
Total	$227,403

The Bank also had access to $167.9 million and $163.7 million through a Cash Management Advance with the Federal Home Loan Bank as of December 31, 2025 and December 31, 2024, respectively. An additional $103.4 million at December 31, 2025, and $159.5 million at December 31, 2024, were available from the Federal Home Loan Bank based on current pledging.

Other

The Bank had access to $213 million, which includes a new $50 million line of credit, and $163 million of unsecured borrowings through correspondent banks as of December 31, 2025 and December 31, 2024, respectively. The Bank had a borrowing capacity under the Federal Reserve's Discount Window of $28.3 million and $29.9 million at December 31, 2025 and 2024, respectively. The Company has established a $15 million variable line of credit tied to prime with a correspondent bank that matures on September 27, 2027. As of December 31, 2025, there were no outstanding borrowings on the line of credit.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Subordinated Notes

The Company has $35 million aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”). The Notes qualify as Tier 2 capital for regulatory purposes until July 30, 2026. Beginning July 31, 2026, the Note amount that qualifies as Tier 2 capital is reduced in proportionate amounts until July 30, 2031.

Interest on the Notes accrues at a rate equal to (i) 3.25% per annum from the original issue date of July 2021 to, but excluding, the five-year anniversary, payable semi-annually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the Notes), plus a spread of 263 basis points from and including the five-year anniversary until maturity, payable quarterly in arrears. Beginning on or after the fifth anniversary of the issue date through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest.

	December 31, 2025		December 31, 2024
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(67)	$35,000	$(182)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 11 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	(In Thousands)
	2025	2024	2023
Current:
Federal	$8,846	$6,144	$3,052
State	496	184	287
Total current	9,342	6,328	3,339
Deferred:
Federal	(119)	271	2,182
State	(7)	36	46
Total deferred	(126)	307	2,228
Total Income Tax	$9,216	$6,635	$5,567

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	2025		2024		2023
	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Federal income tax at statutory rates	$8,930	21.00%	$6,840	21.00%	$5,954	21.00%
(Decrease) increase resulting from:
State income tax, net of federal benefit	386	0.91%	174	0.53%	264	0.93%
Tax exempt interest	(121)	-0.29%	(106)	-0.32%	(129)	-0.46%
Investments reported under proportional amortization method	46	0.11%	65	0.20%	-	0.00%
Section 831 deduction	-	0.00%	-	0.00%	(187)	-0.66%
Other	(25)	-0.06%	(338)	-1.04%	(335)	-1.18%
Total Income Tax	$9,216	21.67%	$6,635	20.37%	$5,567	19.63%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2025	2024
Deferred Tax Assets:
Allowance for credit losses	$6,332	$6,009
Deferred compensation	564	578
Net unrealized loss on available-for-sale securities	3,160	6,705
Fair value adjustments	127	623
Other	173	58
Total deferred tax assets	10,356	13,973
Deferred Tax Liabilities:
Accreted discounts on bonds	312	169
Depreciation	1,870	2,066
FHLB stock dividends	580	762
Intangible amortization	1,941	2,178
Loan servicing rights	1,141	1,247
Prepaids	605	560
Other	796	462
Total deferred tax liabilities	7,245	7,444
Net Deferred Tax Asset	$3,111	$6,529

For the years ended December 31, 2025, 2024 and 2023, all state income taxes were paid to the State of Indiana.

The Peoples Federal Savings and Loan acquisition included a net operating loss (NOL) carryforward of approximately $2.8 million that had a remaining balance of $824 thousand and $1.4 million at December 31, 2025 and 2024, respectively. The NOL carryforward will expire in 2027.

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

Note 12 - Employee Benefit Plans

The Bank has established a 401(k) defined contribution plan which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax or post-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to six percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant’s deferral contributions. Employer matching contributions are funded each payroll period and are immediately vested. Non-elective employer contributions are immediately vested at 100%. Employees are immediately eligible upon hire to contribute to the plan and receive matching contributions. In order to be eligible for discretionary contributions, employees must work 1,000 hours in the plan year and be employed on the last day of the year. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $2.1 million, $2.0 million and $1.4 million for 2025, 2024 and 2023, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan which provides for shares of the Company's restricted stock to be issued to employees. Under the plan, the shares generally vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Compensation expense

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

applicable to the restricted stock awards totaled $1.4 million, $1.4 million and $1.3 million for the years ending December 31, 2025, 2024, and 2023, respectively.

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	60,673	131	60,169	111	64,225	113
Restricted shares vested	41,800	81	38,825	74	32,427	69
Restricted shares awarded due to retirement	5,682	2	8,700	2	2,350	4
Restricted shares awarded for other	-	-	-	-	700	1
Restricted shares forfeited	6,707	13	5,811	7	6,350	8

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	158,183	$25.17	151,350	$25.00	128,952	$25.75
Granted	60,673	26.09	60,169	24.13	64,225	22.24
Vested	(47,482)	30.00	(47,525)	23.42	(35,477)	22.54
Forfeited	(6,707)	25.94	(5,811)	24.89	(6,350)	21.72
Nonvested, end of period	164,667	$24.13	158,183	$25.17	151,350	$25.00

As of December 31, 2025, there was $2.1 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.

Note 13 – Earnings Per Share

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Directors, whether outside or also an officer of the Company or the Bank, as a portion of their retainer for services rendered. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day closing price. On June 5, 2025, ten Directors each received $17,496 which equated to 762 shares and one Director received $6,704 which equated to 292 shares. On July 29, 2025, one new Director received 288 prorated shares worth $7,436. On June 7, 2024, twelve Directors each received $15,007 worth of shares which equated to 716 shares while one Director received a prorated dollar amount of $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth approximately

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

$1,730. On June 2, 2023, twelve Directors each received $14,997 worth of shares which equated to 754 shares. The use of stock for Directors' retainer, does not have an effect on diluted earnings per share as it is immediately vested.

The table below presents basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023:

	(In Thousands, Except Per Share Data)
	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Earnings per share
Net income	$33,309	$25,938	$22,787
Less: distributed earnings allocated to participating securities	(153)	(143)	(128)
Less: undistributed earnings allocated to participating securities	(254)	(362)	(120)
Net earnings available to common shareholders	$32,902	$25,433	$22,539
Weighted average common shares outstanding including participating securities	13,727,541	13,684,961	13,641,336
Less: average unvested restricted shares	(167,668)	(266,232)	(148,433)
Weighted average common shares outstanding	13,559,873	13,418,729	13,492,903
Basic and diluted earnings per share	$2.43	$1.90	$1.67

Note 14 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $2.4 million and $56.2 million at December 31, 2025 and 2024, respectively. Two new loans were approved during 2025 for $416 thousand. During 2025, subsequent advances totaled $130 thousand and payments of $19.5 million were received. Loans of $34.8 million at December 31, 2024 were no longer reportable in 2025 due to changes in the Board composition and/or their outside related responsibilities. The difference in related borrowings amounted to $53.8 million, net decrease. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2025 and 2024, amounted to $8.3 million and $43.2 million, respectively.

Note 15 - Off Balance Sheet Activities

Credit Related Financial Instruments

The Bank is a party to credit related financial instruments with off balance sheet risk in the normal course of business to meet the financing need of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company's consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities (see Note 4).

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2025	2024
Commitments to extend credit	$635,100	$594,419
Standby letters of credit	2,517	184

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

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

Note 16 - Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices.

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

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off balance sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

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
December 31, 2025, 2024, 2023

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

Management believes, as of December 31, 2025, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2025, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2025 and December 31, 2024 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank's actual and required capital amounts and ratios as of December 31, 2025 and 2024 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$292,403	10.68%	$123,226	4.50%	$177,992	6.50%
Farmers & Merchants State Bank	315,009	11.51%	123,176	4.50%	177,921	6.50%

Total Risk-Based Capital (to Risk Weighted Assets):
Consolidated	355,216	12.97%	219,068	8.00%	273,835	10.00%
Farmers & Merchants State Bank	342,889	12.53%	218,979	8.00%	273,724	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	292,403	10.68%	164,301	6.00%	219,068	8.00%
Farmers & Merchants State Bank	315,009	11.51%	164,234	6.00%	218,979	8.00%

Tier 1 Leverage Capital (to Adjusted Total Assets):
Consolidated	292,403	8.81%	132,799	4.00%	165,999	5.00%
Farmers & Merchants State Bank	315,009	9.47%	133,119	4.00%	166,399	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,308	10.44%	$115,611	4.50%	$166,993	6.50%
Farmers & Merchants State Bank	292,845	11.40%	115,583	4.50%	166,954	6.50%

Total Risk-Based Capital (to Risk Weighted Assets):
Consolidated	328,808	12.80%	205,530	8.00%	256,913	10.00%
Farmers & Merchants State Bank	318,527	12.40%	205,482	8.00%	256,852	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,308	10.44%	154,148	6.00%	205,530	8.00%
Farmers & Merchants State Bank	292,845	11.40%	154,111	6.00%	205,482	8.00%

Tier 1 Leverage Capital (to Adjusted Total Assets):
Consolidated	268,308	8.12%	132,235	4.00%	165,294	5.00%
Farmers & Merchants State Bank	292,845	8.81%	132,967	4.00%	166,209	5.00%

The above tables exclude the capital conservation buffer requirements.

Note 17 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula, dividends of $52.7 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Note 18 - Derivative Financial Instruments

The Bank entered into three pay-fixed receive variable interest rate swap transactions, with a combined notional value of $100 million, designated and qualifying as accounting hedges during the last quarter of 2023.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2025 and 2024:

	(In Thousands)
	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
Loans	$214,513	$1,719	$249,127	$1,074

The following table presents a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at December 31, 2025 and 2024, identified by the underlying interest rate-sensitive instruments:

				Weighted Average Rate
Instruments Associated With	Notional Value (000's)	Weighted Average Remaining Maturity (years)	Fair Value (000's)	Receive	Pay
Loans	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2025	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%

				Weighted Average Rate
Instruments Associated With	Notional Value (000's)	Weighted Average Remaining Maturity (years)	Fair Value (000's)	Receive	Pay
Loans	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2024	$100,000	2.6	$(976)	USD-SOFR-OIS	4.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at both December 31, 2025 and 2024. Collateral posted and received is dependent on the market valuation of the underlying hedges.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at December 31, 2025 and 2024:

(In Thousands)
	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments			-	-
Interest rate swaps associated with loans	$100,000	$(1,555)	$100,000	$(976)
Total contracts	$100,000	$(1,555)	$100,000	$(976)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statements of income during the years ended December 31, 2025 and 2024.

	(In Thousands)
Line Item in the Consolidated Statements of Income	December 31, 2025	December 31, 2024	December 31, 2023
Interest Income
Loans, including fees	$(153)	$59	$40
Other	99	687	144
Total interest income	$(54)	$746	$184

Note 19 - Qualified Affordable Housing Project Investments

The Company invests in certain qualified affordable housing projects. The Company has elected to account for its investment in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. See Note 11 of the Notes to the Consolidated Financial Statements.

At December 31, 2025 and December 31, 2024, the balance of the Company's investments in qualified affordable housing projects was $3.1 million and $3.6 million, respectively. This balance is reflected in the other assets line on the consolidated balance sheets. The unfunded commitments related to the investments in qualified affordable housing projects totaled $418 thousand and $880 thousand at December 31, 2025 and December 31, 2024, respectively. This balance is reflected in the accrued expense and other liabilities line on the consolidated balance sheets.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2025 or 2024.

The following tables present the Company's investments in qualified affordable housing projects as of December 31, 2025 and 2024 along with the related expenses and tax credits recognized for the years ended December 31, 2025 and 2024:

	(In Thousands)
	December 31, 2025	December 31, 2024
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(418)	(880)
Net funded low-income-housing tax credit investments	$3,582	$3,120

	(In Thousands)
	Year to Date Ended
	December 31, 2025	December 31, 2024
Amortization expense	$436	$422

Tax credits recognized	$434	$417

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
December 31, 2025, 2024, 2023

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The estimated fair values, and related carrying or notional amounts, for on and off balance sheet financial instruments not carried at fair value as of December 31, 2025 and 2024, are reflected below.

	(In Thousands)
	December 31, 2025					December 31, 2024
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$97,718	$97,718	$97,718	$-	$-	$176,351	$176,351	$176,351	$-	$-
Interest-bearing time deposits	1,498	1,491	-	1,491	-	2,482	2,472	-	2,472	-
Other securities	13,032	13,032	-	-	13,032	14,400	14,400	-	-	14,400
Loans held for sale	3,934	3,934	-	-	3,934	2,996	2,996	-	-	2,996
Loans, net	2,685,990	2,653,152	-	-	2,653,152	2,536,043	2,485,297	-	-	2,485,297
Interest receivable	13,621	13,621	-	-	13,621	12,657	12,657	-	-	12,657

Financial Liabilities:
Noninterest-bearing deposits	$527,327	$527,327	$527,327	$-	$-	$516,904	$516,904	$516,904	$-	$-
Interest-bearing deposits	1,605,623	1,605,435	-	-	1,605,435	1,522,280	1,521,097	-	-	1,521,097
Time deposits	597,785	596,189	-	-	596,189	647,581	644,849	-	-	644,849
Total Deposits	2,730,735	2,728,951	527,327	-	2,201,624	2,686,765	2,682,850	516,904	-	2,165,946
Fed funds purchased and securities sold under agreement to repurchase	37,718	37,718	-	-	37,718	27,218	27,218	-	-	27,218
Federal Home Loan Bank advances	227,377	228,232	-	-	228,232	246,056	245,373	-	-	245,373
Subordinated notes	34,933	33,834	-	33,834	-	34,818	31,983	-	31,983	-
Interest payable	5,950	5,950	-	-	5,950	6,618	6,618	-	-	6,618

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2025	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$89,853	$-	$-
U.S. Government agencies	30,080	101,881	-
Mortgage-backed securities	-	143,382	-
State and local governments	1,483	53,938	1,455
Total Securities Available-for-Sale	$121,416	$299,201	$1,455
Interest rate swaps liabilities	$-	$(1,555)	$-

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2024	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$105,999	$-	$-
U.S. Government agencies	20,035	115,131	-
Mortgage-backed securities	-	120,631	-
State and local governments	-	63,133	1,627
Total Securities Available-for-Sale	$126,034	$298,895	$1,627
Interest rate swaps liabilities	$-	$(976)	$-

The following tables present the changes in the Level 3 fair value category of which unobservable inputs are relied upon for the years ended December 31, 2025 and December 31, 2024:

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2025	$353	$1,274	$1,627
Change in Fair Value	2	(4)	(2)
Payments & Maturities	(170)	-	(170)
Balance at December 31, 2025	$185	$1,270	$1,455

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

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

There were no securities that transferred in or out of Level 3 during 2025 or 2024.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2025 and 2024, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2025, collateral dependent loans categorized as Level 3 were $860 thousand and $3.0 million at December 31, 2024. The specific allocation for collateral dependent loans was $145 thousand as of December 31, 2025 and $52 thousand as of December 31, 2024. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

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
December 31, 2025, 2024, 2023

The following tables present assets measured at fair value on a nonrecurring basis:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2025	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$715	$-	$-	$715
Loan servicing rights	1,556	-	-	1,556

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2024	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$2,988	$-	$-	$2,988
Loan servicing rights	(4)	-	-	(4)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,455	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	3.26-3.75% (3.68%)
Collateral dependent loans	715	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-50.00% (24.68%)
Loan servicing rights	1,556	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	22.72-583.71% (36.21%)

	(In Thousands)
	Fair Value at December 31, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,627	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	-3.61-4.52% (4.33%)
Collateral dependent loans	2,988	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (20.78%)
Loan servicing rights	(4)	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	9.36-618.70% (107.90%)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 21 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2025	2024
Assets
Cash	$4,576	$4,554
Interest-bearing time deposits	1,473	2,457
Related party receivables:
Dividends and accounts receivable from subsidiary	4,420	4,010
Accrued interest receivable - available-for-sale securities / interest-bearing time deposits	39	47
Securities - available-for-sale	6,352	4,391
Investment in subsidiaries	392,653	358,127
Other assets	54	49
Total Assets	$409,567	$373,635

Liabilities
Subordinated notes, net of unamortized issuance costs	34,933	34,818
Dividends payable	3,125	2,996
Accrued interest payable	474	474
Accrued expenses	173	136
Total Liabilities	38,705	38,424
Stockholders' Equity	370,862	335,211
Total Liabilities and Stockholders' Equity	$409,567	$373,635

Statements of Income and Comprehensive Income
	(In Thousands)
	2025	2024	2023
Income
Dividends from subsidiaries	$13,700	$12,100	$7,500
Distributed earnings of dissolved subsidiary	-	-	1,005
Interest - available-for-sale securities / interest-bearing time deposits	269	240	162
Noninterest income	-	23	4
Total income	13,969	12,363	8,671
Expenses
Interest expense	1,138	1,138	1,258
Operating expenses	1,203	1,178	1,143
Total expenses	2,341	2,316	2,401

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	11,628	10,047	6,270
Income Tax Benefit	(453)	(452)	(495)
	12,081	10,499	6,765
Equity in undistributed earnings of subsidiaries	21,228	15,439	16,022
Net Income	33,309	25,938	22,787
Other Comprehensive Income:
Unrealized gains on securities, net of taxes	13,335	3,789	9,221
Comprehensive Income	$46,644	$29,727	$32,008

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Statements of Cash Flows
	(In Thousands)
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$33,309	$25,938	$22,787
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(21,228)	(15,439)	(16,022)
Amortization of premiums on available-for-sale securities, net	(49)	13	29
Amortization of subordinated notes issuance fees	115	116	116
Stock-based compensation expense	1,394	1,361	1,281
Director stock awards	189	188	180
Changes in assets and liabilities:
Other assets and liabilities	(380)	(100)	(1,981)
Net cash provided by operating activities	13,350	12,077	6,390
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	855	1,580	1,445
Sales	-	-	1,105
Purchases	(2,720)	(316)	-
Activity in certificates of deposit
Maturities	1,233	739	-
Purchases	(249)	(730)	(498)
Net cash (used in) provided by investing activities	(881)	1,273	2,052
Cash Flows from Financing Activities
Repayments of other borrowings	-	-	(10,000)
Purchase of treasury stock	(362)	(664)	(218)
Payment of dividends	(12,085)	(11,922)	(11,335)
Net cash used in financing activities	(12,447)	(12,586)	(21,553)
Net Change in Cash and Cash Equivalents	22	764	(13,111)
Cash and Cash Equivalents - Beginning of year	4,554	3,790	16,901
Cash and Cash Equivalents - End of year	$4,576	$4,554	$3,790

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, 2023

Note 22 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED	(In Thousands, Except Per Share Data)
	Quarter Ended in 2025
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$41,002	$43,492	$44,484	$44,566
Interest expense	17,093	17,781	17,583	16,795
Net Interest Income	23,909	25,711	26,901	27,771
Provision for Credit Losses - Loans	811	661	557	567
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures	(260)	27	(272)	(1)
Net Interest Income After Provision for Credit Losses	23,358	25,023	26,616	27,205
Other expense	(14,598)	(15,325)	(15,382)	(14,372)
Net income before income taxes	8,760	9,698	11,234	12,833
Income taxes	1,808	1,988	2,380	3,040
Net income	$6,952	$7,710	$8,854	$9,793
Earnings per Common Share	$0.51	$0.56	$0.64	$0.71
Average common shares outstanding	13,706,003	13,720,339	13,733,858	13,749,420

	(In Thousands, Except Per Share Data)
	Quarter Ended in 2024
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$38,654	$41,166	$41,901	$41,851
Interest expense	18,536	19,791	20,312	19,021
Net Interest Income	20,118	21,375	21,589	22,830
Provision for (Recovery of) Credit Losses - Loans	(289)	605	282	346
Recovery of Credit Losses - Off Balance Sheet Credit Exposures	(266)	(18)	(267)	(120)
Net Interest Income After Provision for Credit Losses	20,673	20,788	21,574	22,604
Other expense	(13,895)	(13,629)	(13,465)	(12,077)
Net income before income taxes	6,778	7,159	8,109	10,527
Income taxes	1,419	1,477	1,593	2,146
Net income	$5,359	$5,682	$6,516	$8,381
Earnings per Common Share	$0.39	$0.42	$0.48	$0.61
Average common shares outstanding	13,671,166	13,681,501	13,687,119	13,699,869

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
December 31, 2025, 2024, 2023

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

Note 24 – Subsequent Events

On January 27, 2026, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 650,000 shares of its outstanding common stock commencing January 27, 2026 and ending December 31, 2026.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Plante & Moran, PLLC, has audited the effectiveness of our internal control over financial reporting. The report of our independent registered public accounting firm is included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10‑K.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

Andrew J. Briggs entered into a 10b5-1 Trading Plan dated December 16, 2025.

ITEM 9c. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Ahmed Alomari	55	Executive Vice President	2025
		Buchanan Technologies

Ian D. Boyce	58	Founding Member and Managing Partner	2024
		Dickmeyer Boyce Financial Management

Andrew J. Briggs	71	Retired and former Chairman of Limberlost Bancshares, Inc.	2019
		and President of its wholly-owned subsidiary Bank of Geneva

Lars B. Eller	59	President and CEO of the Company and	2018
		The Farmers & Merchants State Bank

Kevin G. Frey	55	President of E.H. Frey & Sons, Inc.	2024

Lori A. Johnston	64	EVP-President, Paramount Health Care at Medical Mutual	2020

Dr. Marcia S. Latta	64	Principal, Latta Strategies Retired Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	66	President, Planson Farms, Inc.	2008

Kevin J. Sauder	65	Retired and former President, Chief Executive Officer, Sauder Woodworking Co.	2004

Frank R. Simon	56	Founder & Managing Member / Attorney	2021
		Simon PLC Attorneys & Counselors

David P. Vernon	59	Owner, Licensed Funeral Director & Embalmer	2021
		Vernon Family Funeral Homes

Directors are elected annually at the annual meeting of shareholders.

NAMED EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Kevin J. Sauder	65	Chairman

Lars B. Eller	59	President and Chief Executive Officer (“PEO”) (1)

Barbara J. Britenriker	64	Executive Vice President Chief Financial Officer (“PFO”) (1) and Chief Retail Banking Officer (2)

David R. Gerken	54	Executive Vice President and Chief Lending Officer (3)

Eric D. Faust	39	Executive Vice President and Chief Risk Officer (4)

Andrew S. Baker	53	Senior Vice President and Chief Strategy Officer and Chief Retail Banking Officer (5)

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

(4) Mr. Faust served as Senior Vice President and Chief Risk Officer from September 14, 2022 to May 19, 2025. Mr. Faust was named Executive Vice President and Chief Risk Officer on May 20, 2025.

(5) Mr. Baker was named Senior Vice President and Retail Banking Officer on October 16, 2023, and served as Chief Retail Banking Officer until January 8, 2025. Mr. Baker was named Chief Strategy Officer on January 19, 2025.

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2026, and is incorporated herein by reference to the sections of the proxy statement captioned “ Nominations for Members of the Board of Director, “”Our Board Composition” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under paragraphs (d)(4) and (d)(5) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be on April 20, 2026 and incorporated herein by reference to sections of the proxy statement captioned “Delinquent Section 16(a) Reports,” “Audit Committee Report” and “Committees of the Board of Directors.” The information called for under paragraph (b) of Item 408 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be on April 20, 2026 and incorporated herein by reference to the section of the proxy statement captioned “Insider Trading Arrangements and Policies.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2026, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Monday, April 20, 2026 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015, the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. The Company has made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2025, 20,731 shares were awarded to 14 employees and 5,000 were forfeited under its long term incentive plan.

	Equity Compensation 2015 Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,156,650
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,156,650

On April 14, 2025, the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2025 Long-Term Stock Incentive Plan (which replaced the expired 2015 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 2,000,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. The Company has made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2025, 48,142 shares were awarded to 129 employees and 1,707 were forfeited under its long term incentive plan. At year-end, 2025, the Company held 816,351 shares in Treasury stock and 164,667 in unearned stock awards.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Directors, whether outside or also an officer of the Company or the Bank, as a portion of their retainer for services rendered. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day closing price. On June 5, 2025, ten Directors each received $17,496 which equated to 762 shares and one Director received $6,704 which equated to 292 shares. On July 29, 2025, one new Director received 288 prorated shares worth

$7,436. On June 7, 2024, twelve Directors each received $15,007 worth of shares which equated to 716 shares while one Director received a prorated dollar amount of $5,911 which equated to 282 shares. On December 5, 2024, one new Director received 54 prorated shares worth approximately $1,730. On June 2, 2023, twelve Directors each received $14,997 worth of shares which equated to 754 shares. The use of stock for Directors' retainer, does not have an effect on diluted earnings per share as it is immediately vested.

	Equity Compensation 2025 Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,953,565
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,953,565

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2026, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2026, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Columbus, Ohio

PCAOB ID: 166

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1.a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.1.b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to 3.1.b to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2025).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).

	(4.2)	Form of 3.25% Fixed to Floating Rate Subordinated Note due July 30, 2031 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.6 hereto).

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

	(10.4)	Form on Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

	(10.5)	Form of Restricted Stock Award with Non-solicit Covenants (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Commission on February 26, 2025).

(10.6)

Form of Restricted Stock Award for Senior Officers with Non-competition Covenants (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on February 26, 2025).

(10.7)

Form of Subordinated Note Purchase Agreement, dated July 30, 2021, by and among Farmers & Merchants Bancorp, Inc, and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 2, 2021).

(10.8)

Form of Change in Control Agreement executed by and between the Company and Eric D. Faust on September 14, 2022 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Commission on February 26, 2025).

	(10.9)	Farmers & Merchants Bancorp, Inc. 2025 Long-Term Stock Incentive Plan.

	(19)	Farmers & Merchants Bancorp, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Commission on February 26, 2025).

	(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a).

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a).

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Farmers & Merchants Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Commission on February 26, 2025).

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (1)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101.

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

By	/s/ Lars B. Eller	Date:	February 27, 2026
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 27, 2026	/s/ Barbara J. Britenriker	Date:	February 27, 2026
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Ahmed Alomari	Date:	February 27, 2026	/s/ Ian D. Boyce	Date:	February 27, 2026
Ahmed Alomari, Director			Ian D. Boyce, Director

/s/ Andrew J. Briggs	Date:	February 27, 2026	/s/ Kevin G. Frey	Date:	February 27, 2026
Andrew J. Briggs, Director			Kevin G. Frey, Director

/s/ Lori A. Johnston	Date:	February 27, 2026	/s/ Marcia S. Latta	Date:	February 27, 2026
Lori A. Johnston, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 27, 2026	/s/ Kevin J. Sauder	Date:	February 27, 2026
Steven J. Planson, Director			Kevin J. Sauder, Director

/s/ Frank R. Simon	Date:	February 27, 2026	/s/ David P. Vernon	Date:	February 27, 2026
Frank R. Simon, Director			David P. Vernon, Director