Form 10-Q
period 2026-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2026-04-29
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,768,188
Class	Outstanding as of April 24, 2026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - March 31, 2026 and December 31, 2025	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2026 and March 31, 2025	4

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2026 and March 31, 2025	6

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three Months Ended March 31, 2026 and March 31, 2025	7

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2026 and March 31, 2025	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	65

PART II.	OTHER INFORMATION	65

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		68

Exhibit 101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$172,847	$97,249
Federal funds sold	623	469
Total cash and cash equivalents	173,470	97,718
Interest-bearing time deposits	1,253	1,498
Securities - available-for-sale	429,623	422,072
Other securities, at cost	12,672	13,032
Loans held for sale	5,579	3,934
Loans, net of allowance for credit losses of $27,830 and $27,688	2,654,135	2,685,990
Premises and equipment	31,534	31,864
Goodwill	86,358	86,358
Loan servicing rights	4,972	5,175
Other real estate owned	319	-
Bank owned life insurance	45,407	47,410
Other assets	40,247	39,331
Total Assets	$3,485,569	$3,434,382

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$520,348	$527,327
Interest-bearing
NOW accounts	910,723	876,151
Savings	753,289	729,472
Time	625,302	597,785
Total deposits	2,809,662	2,730,735
Securities sold under agreements to repurchase	14,762	37,718
Federal Home Loan Bank (FHLB) advances	218,987	227,377
Subordinated notes, net of unamortized issuance costs	34,962	34,933
Dividend payable	3,128	3,125
Accrued expenses and other liabilities	28,120	29,632
Total liabilities	3,109,621	3,063,520

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value authorized 40,000,000 shares 3/31/26 and 12/31/25; issued 14,564,425 shares 3/31/26 and 12/31/25; outstanding 13,768,667 shares 3/31/26 and 13,748,074 shares 12/31/25	135,270	135,531
Treasury stock - 795,758 shares 3/31/26 and 816,351 shares 12/31/25	(10,403)	(10,636)
Retained earnings	264,607	257,855
Accumulated other comprehensive loss	(13,526)	(11,888)
Total stockholders' equity	375,948	370,862
Total Liabilities and Stockholders' Equity	$3,485,569	$3,434,382

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2025, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2026	March 31, 2025
Interest Income
Loans, including fees	$39,827	$37,072
Debt securities:
U.S. Treasury and government agencies	2,305	2,097
Municipalities	349	382
Dividends	245	338
Federal funds sold and other	572	1,113
Total interest income	43,298	41,002
Interest Expense
Deposits	13,249	13,988
Federal funds purchased and securities sold under agreements to repurchase	145	271
Borrowed funds	2,176	2,550
Subordinated notes	284	284
Total interest expense	15,854	17,093
Net Interest Income - Before Provision for Credit Losses	27,444	23,909
Provision for Credit Losses - Loans	302	811
Provision for (Recovery) of Credit Losses - Off Balance Sheet Credit Exposures	6	(260)
Net Interest Income - After Provision for Credit Losses	27,136	23,358
Noninterest Income
Customer service fees	483	381
Other service charges and fees	1,283	1,124
Interchange income	1,513	1,421
Loan servicing income	838	762
Net gain on sale of loans	575	284
Increase in cash surrender value of bank owned life insurance	655	244
Loss on sale of other assets owned	-	(54)
Loss on sale of available-for-sale securities	(347)	-
Total noninterest income	5,000	4,162

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2026	March 31, 2025
Noninterest Expense
Salaries and wages	8,267	7,878
Employee benefits	2,379	2,404
Net occupancy expense	1,169	1,199
Furniture and equipment	1,566	1,278
Data processing	994	557
Franchise taxes	400	397
ATM expense	576	491
Advertising	472	503
FDIC assessment	396	465
Servicing rights amortization - net	523	127
Loan expense	309	228
Consulting fees	254	745
Professional fees	500	559
Intangible asset amortization	305	445
Other general and administrative	1,691	1,484
Total noninterest expense	19,801	18,760
Income Before Income Taxes	12,335	8,760
Income Taxes	2,757	1,808
Net Income	$9,578	$6,952
Basic Earnings Per Share	$0.70	$0.51
Diluted Earnings Per Share	$0.70	$0.51
Dividends Declared	$0.23000	$0.22125

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income	$9,578	$6,952
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(2,420)	6,464
Reclassification adjustment for realized loss on sale of available-for-sale securities	347	-
Net unrealized gain (loss) on available-for-sale securities	(2,073)	6,464
Tax expense (benefit)	(435)	1,358
Other comprehensive income (loss)	(1,638)	5,106
Comprehensive Income	$7,940	$12,058

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2026

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2026	13,748,074	$135,531	$(10,636)	$257,855	$(11,888)	$370,862
Net income	-	-	-	9,578	-	9,578
Other comprehensive loss	-	-	-	-	(1,638)	(1,638)
Purchase of treasury stock	(2,261)	-	(57)	-	-	(57)
Issuance of 23,479 shares of restricted stock (Net of forfeitures - 625)	22,854	(592)	290	302	-	-
Stock-based compensation expense	-	331	-	-	-	331
Cash dividends declared - $0.23 per share	-	-	-	(3,128)	-	(3,128)
Balance - March 31, 2026	13,768,667	$135,270	$(10,403)	$264,607	$(13,526)	$375,948

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net income	$9,578	$6,952
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	982	986
Amortization (accretion) of premiums on available-for-sale securities, net	(78)	93
Capitalized additions to servicing rights	(320)	(276)
Servicing rights amortization and impairment	523	127
Amortization of core deposit intangible	274	414
Amortization of customer list intangible	31	31
Net accretion of fair value adjustments	(365)	(590)
Amortization of subordinated note issuance costs	29	28
Stock-based compensation expense	331	352
Provision for credit losses - loans	302	811
Provision for (recovery of) credit losses - off balance sheet credit exposures	6	(260)
Gain on sale of loans held for sale	(575)	(284)
Originations of loans held for sale	(23,828)	(12,958)
Proceeds from sale of loans held for sale	22,758	13,907
(Gain) loss on derivatives	7	(8)
Loss on sale of other assets owned	-	54
Loss on sales of securities available-for-sale	347	-
Increase in cash surrender value of bank owned life insurance	(655)	(244)
Change in other assets and other liabilities, net	(1,696)	1,874
Net cash provided by operating activities	7,651	11,009
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	19,619	8,175
Sales	5,354	-
Purchases	(34,866)	(13,816)
Activity in other securities, at cost:
Purchases of FHLB stock	(521)	(472)
Proceeds from redemption of FHLB stock	881	810
Proceeds from bank owned life insurance	2,659	-
Change in interest-bearing time deposits	245	490
Additions to premises and equipment	(663)	(386)
Net decrease (increase) on loan originations and principal collections	30,998	(19,079)
Net cash provided by (used in) investing activities	23,706	(24,278)
Cash Flows from Financing Activities
Net change in deposits	78,927	13,519
Net change in federal funds purchased and securities sold under agreements to repurchase	(22,956)	40
Proceeds from FHLB advances	32,180	-
Repayment of FHLB advances	(40,574)	(585)
Purchase of treasury stock	(57)	(23)
Cash dividends paid on common stock	(3,125)	(2,996)
Net cash provided by financing activities	44,395	9,955
Net Increase (Decrease) in Cash and Cash Equivalents	75,752	(3,314)
Cash and Cash Equivalents - Beginning of year	97,718	176,351
Cash and Cash Equivalents - End of period	$173,470	$173,037

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental Information
Supplemental cash flow information:
Interest paid	$16,857	$17,567
Income taxes paid	-	2,210
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	319	-
Cash dividends declared not paid	3,128	2,997

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that are expected for the year ended December 31, 2026. The condensed consolidated balance sheet of the Company as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

Changes in accretable yield, or income expected to be collected, for the acquisition of Peoples Federal Savings and Loan completed in 2022, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning Balance	$104	$335
Accretion	(58)	(58)
Ending Balance	$46	$277

Changes in accretable yield, or income expected to be collected, for the acquisition of Perpetual Federal Savings Bank completed in 2021, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning Balance	$112	$1,453
Accretion	(112)	(336)
Ending Balance	$-	$1,117

Changes in accretable yield, or income expected to be collected, for the acquisition of Ossian State Bank completed in 2021, are as follows:

	(In Thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning Balance	$-	$107
Accretion	-	(40)
Ending Balance	$-	$67

The acquisition of Ossian State Bank resulted in the recognition of $980 thousand in core deposit intangible assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposit intangible assets and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6.0 million in core deposit intangible

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

assets which are all being amortized over its remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the condensed consolidated balance sheets.

The amortization expense of the core deposit intangible for the three months ended March 31, 2025 was $414 thousand of which $140 thousand was related to the acquisition of Bank of Geneva on January 1, 2019. Of the approximately $1.1 million to be expensed in 2026, $274 thousand has been expensed for the three months ended March 31, 2026. Annual amortization of core deposit intangible assets is as follows:

	Ossian	Perpetual	Peoples	Total
2026	$140	$95	$861	$1,096
2027	140	95	861	1,096
2028	47	72	861	980
2029			646	646
	$327	$262	$3,229	$3,818

The purchase of Adams County Financial Resources in 2020 resulted in the allocation of $800 thousand to customer list intangible, included in other assets, to be amortized over 6.5 years on a straight-line basis.

The amortization expense of the customer list intangible for the three months ended March 31, 2025 was $31 thousand. Of the $123 thousand to be expensed in 2026, $31 thousand has been expensed for the three months ended March 31, 2026. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2026	$123
2027	49
$172

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2026 and December 31, 2025, are as follows:

	(In Thousands)
	March 31, 2026
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$101,629	$17	$(2,704)	$98,942
U.S. Government agencies	128,664	21	(4,059)	124,626
Mortgage-backed securities	157,674	260	(8,199)	149,735
State and local governments	58,777	44	(2,501)	56,320
Total available-for-sale securities	$446,744	$342	$(17,463)	$429,623

	(In Thousands)
	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$91,988	$157	$(2,292)	$89,853
U.S. Government agencies	136,026	116	(4,181)	131,961
Mortgage-backed securities	150,081	1,034	(7,733)	143,382
State and local governments	59,025	71	(2,220)	56,876
Total available-for-sale securities	$437,120	$1,378	$(16,426)	$422,072

Information pertaining to securities with gross unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2026
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(373)	$48,877	$(2,331)	$43,047	$(2,704)	$91,924
U.S. Government agencies	-	-	(4,059)	114,196	(4,059)	114,196
Mortgage-backed securities	(319)	41,647	(7,880)	51,448	(8,199)	93,095
State and local governments	(66)	5,050	(2,435)	43,816	(2,501)	48,866
Total available-for-sale securities	$(758)	$95,574	$(16,705)	$252,507	$(17,463)	$348,081

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(5)	$7,038	$(2,287)	$50,161	$(2,292)	$57,199
U.S. Government agencies	-	-	(4,181)	120,103	(4,181)	120,103
Mortgage-backed securities	(50)	8,214	(7,683)	59,386	(7,733)	67,600
State and local governments	(6)	2,534	(2,214)	45,202	(2,220)	47,736
Total available-for-sale securities	$(61)	$17,786	$(16,365)	$274,852	$(16,426)	$292,638

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from sales of securities totaled approximately $5.4 million during the three months ended March 31, 2026, resulting in gross losses of $347 thousand. There were no sales of securities during the three months ended March 31, 2025. Below are the gross realized gains or losses for the three months ended March 31, 2026 and March 31, 2025.

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Gross realized gains	$-	$-
Gross realized losses	(347)	-
Net realized losses	$(347)	$-
Tax benefit related to net realized losses	$(73)	$-

Net realized loss on sales and related tax benefit is reclassified out of accumulated other comprehensive loss. The net realized loss is included in net loss on sale of available-for-sale securities and the related tax benefit is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$71,057	$70,371
After one year through five years	196,352	188,200
After five years through ten years	21,661	21,317
After ten years	-	-
Total	$289,070	$279,888
Mortgage-backed securities	157,674	149,735
Total	$446,744	$429,623

Investments with a carrying value of $246.5 million and $238.2 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $27.3 million and $28.3 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at March 31, 2026 and December 31, 2025, respectively.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $12.7 million as of March 31, 2026 and $13.0 million as of December 31, 2025.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

The Company had $5.6 million in loans held for sale at March 31, 2026 as compared to $3.9 million in loans held for sale at December 31, 2025.

Loan balances as of March 31, 2026 and December 31, 2025 are summarized below:

	(In Thousands)
Loans:	March 31, 2026	December 31, 2025
Consumer Real Estate	$534,987	$526,439
Agricultural Real Estate	215,846	217,034
Agricultural	228,730	218,050
Commercial Real Estate	1,315,549	1,355,571
Commercial and Industrial	309,046	314,405
Consumer	55,576	58,838
Other	22,564	23,133
	2,682,298	2,713,470
Less: Net deferred loan fees and costs	(1,436)	(1,511)
	2,680,862	2,711,959
Less: Allowance for credit losses	(27,830)	(27,688)
Plus: Basis adjustment related to fair value hedges	1,103	1,719
Loans - Net	$2,654,135	$2,685,990

Presented below are fixed rate loans and variable rate loans by portfolio segment as of March 31, 2026 and December 31, 2025:

	(In Thousands)
	March 31, 2026		December 31, 2025
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$261,097	$273,890	$267,368	$259,071
Agricultural Real Estate	103,515	112,331	104,902	112,132
Agricultural	64,195	164,535	63,789	154,261
Commercial Real Estate	774,705	540,844	800,127	555,444
Commercial and Industrial	141,300	167,746	147,465	166,940
Consumer	55,547	29	58,809	29
Other	13,263	9,301	13,709	9,424

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

As of March 31, 2026 and December 31, 2025 one to four family residential mortgage loans amounting to $170.8 million and $175.8 million, respectively, and HELOC loans amounting to $16.0 million and $15.8 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank "FHLB". The Bank has also pledged eligible commercial real estate loans of $231.6 million and $231.8 million as of March 31, 2026 and December 31, 2025, respectively, to the FHLB in addition to eligible multi-family real estate loans which amounted to $24.0 million and $29.1 million as of March 31, 2026 and December 31, 2025, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the contractual aging at amortized cost in past due loans by portfolio segment of loans as of March 31, 2026 and December 31, 2025:

	(In Thousands)
March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,773	$36	$1,175	$3,984	$531,604	$535,588
Agricultural Real Estate	903	5,380	376	6,659	208,988	215,647
Agricultural	2,602	765	1,493	4,860	224,158	229,018
Commercial Real Estate	151	-	-	151	1,312,941	1,313,092
Commercial and Industrial	20	41	-	61	308,692	308,753
Consumer	231	44	60	335	55,865	56,200
Other	-	-	-	-	22,564	22,564
Total	$6,680	$6,266	$3,104	$16,050	$2,664,812	$2,680,862

	(In Thousands)
December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$3,536	$919	$766	$5,221	$521,822	$527,043
Agricultural Real Estate	516	-	130	646	216,184	216,830
Agricultural	-	1,444	50	1,494	216,851	218,345
Commercial Real Estate	56	-	141	197	1,352,822	1,353,019
Commercial and Industrial	-	-	-	-	314,096	314,096
Consumer	198	35	83	316	59,177	59,493
Other	-	-	-	-	23,133	23,133
Total	$4,306	$2,398	$1,170	$7,874	$2,704,085	$2,711,959

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost of nonaccrual loans by portfolio segment as of March 31, 2026 and as of December 31, 2025:

	(In Thousands)
	March 31, 2026
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,170	$3,699	$-
Agricultural Real Estate	646	5,536	-
Agricultural	1,500	1,500	-
Commercial Real Estate	-	97	-
Commercial & Industrial	-	130	-
Consumer	108	108	-
Total	$5,424	$11,070	$-

	(In Thousands)
	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,339	$4,050	$-
Agricultural Real Estate	5,347	5,347	-
Agricultural	1,441	1,441	-
Commercial Real Estate	141	141	-
Commercial & Industrial	-	134	-
Consumer	143	143	-
Total	$10,411	$11,256	$-

Interest income on nonaccrual loans, recognized on a cash basis, was $27 thousand for the three months ended March 31, 2026 and $146 thousand for the twelve months ended December 31, 2025.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

1.
At inception, the loan was secured with collateral possessing a loan-to-value adequate to protect The Bank from loss;
2.
The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;
3.
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
1.
Loans which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.
2.
Loans are inadequately protected by the current net worth and paying capacity of the borrower.
3.
The primary source of repayment is weakened, and The Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.
4.
Loans are characterized by the distinct possibility that The Bank will sustain some loss if deficiencies are not corrected.
5.
Unusual courses of action are needed to maintain a high probability of repayment.
6.
The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.
7.
The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.
8.
Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.
9.
The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan
10.
There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

8.
Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:
1.
Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.
2.
The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
3.
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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans at amortized cost, by portfolio segment and year of origination, based on the most recent analysis performed as of March 31, 2026 and December 31, 2025:

	(In Thousands)
	March 31, 2026
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$17,141	$52,624	$26,055	$49,876	$70,133	$227,355	$443,184	$86,873	$437	$530,494
Special Mention (5)	581	-	-	-	-	175	756	19	-	775
Substandard (6)	-	-	565	705	489	2,356	4,115	119	85	4,319
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$17,722	$52,624	$26,620	$50,581	$70,622	$229,886	$448,055	$87,011	$522	$535,588
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$3	$3

Agricultural Real Estate
Risk Rating
Pass (1-4)	$8,086	$27,612	$19,828	$23,239	$30,076	$98,434	$207,275	$81	$-	$207,356
Special Mention (5)	-	222	-	-	31	12	265	-	-	265
Substandard (6)	-	20	4,890	857	844	1,415	8,026	-	-	8,026
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$8,086	$27,854	$24,718	$24,096	$30,951	$99,861	$215,566	$81	$-	$215,647
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$12,529	$37,480	$5,765	$5,261	$7,400	$6,485	$74,920	$121,654	$236	$196,810
Special Mention (5)	996	1,442	21	-	305	8	2,772	8,455	-	11,227
Substandard (6)	-	2,429	314	831	129	6	3,709	17,272	-	20,981
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$13,525	$41,351	$6,100	$6,092	$7,834	$6,499	$81,401	$147,381	$236	$229,018
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	March 31, 2026
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$41,793	$242,003	$129,524	$149,953	$333,781	$319,388	$1,216,442	$5,489	$-	$1,221,931
Special Mention (5)	1,454	4,335	1,207	26,218	9,900	5,106	48,220	-	-	48,220
Substandard (6)	1,116	1,799	54	3,347	24,662	11,963	42,941	-	-	42,941
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$44,363	$248,137	$130,785	$179,518	$368,343	$336,457	$1,307,603	$5,489	$-	$1,313,092
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$10,052	$57,580	$17,760	$36,652	$26,411	$14,484	$162,939	$106,810	$-	$269,749
Special Mention (5)	-	630	251	2,401	59	-	3,341	22,526	-	25,867
Substandard (6)	-	-	31	-	60	125	216	12,791	-	13,007
Doubtful (7)	-	-	130	-	-	-	130	-	-	130
Total Commercial & Industrial	$10,052	$58,210	$18,172	$39,053	$26,530	$14,609	$166,626	$142,127	$-	$308,753
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other
Risk Rating
Pass (1-4)	$-	$586	$-	$-	$-	$18,484	$19,070	$-	$-	$19,070
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	3,494	3,494	-	-	3,494
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$-	$586	$-	$-	$-	$21,978	$22,564	$-	$-	$22,564
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$52,684	$28,385	$52,324	$71,008	$82,628	$150,780	$437,809	$83,296	$462	$521,567
Special Mention (5)	-	-	-	-	131	47	178	19	-	197
Substandard (6)	259	746	578	492	1,318	1,694	5,087	23	169	5,279
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$52,943	$29,131	$52,902	$71,500	$84,077	$152,521	$443,074	$83,338	$631	$527,043
Gross charge-offs YTD	$-	$-	$20	$-	$-	$-	$20	$-	$-	$20

Agricultural Real Estate
Risk Rating
Pass (1-4)	$28,079	$20,758	$23,792	$30,919	$20,242	$84,889	$208,679	$88	$-	$208,767
Special Mention (5)	-	-	-	32	-	282	314	-	-	314
Substandard (6)	-	4,890	863	845	1,065	86	7,749	-	-	7,749
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$28,079	$25,648	$24,655	$31,796	$21,307	$85,257	$216,742	$88	$-	$216,830
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$40,636	$7,157	$6,692	$8,617	$3,157	$4,373	$70,632	$126,147	$419	$197,198
Special Mention (5)	53	22	-	305	11	-	391	4,417	-	4,808
Substandard (6)	2,293	29	90	44	-	-	2,456	13,883	-	16,339
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$42,982	$7,208	$6,782	$8,966	$3,168	$4,373	$73,479	$144,447	$419	$218,345
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$244,689	$132,260	$157,885	$362,675	$175,569	$160,103	$1,233,181	$5,369	$-	$1,238,550
Special Mention (5)	4,355	1,211	23,915	12,380	12,381	2,088	56,330	-	-	56,330
Substandard (6)	1,814	55	34,868	13,274	1,357	6,771	58,139	-	-	58,139
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$250,858	$133,526	$216,668	$388,329	$189,307	$168,962	$1,347,650	$5,369	$-	$1,353,019
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$58,239	$20,557	$38,008	$28,674	$10,454	$6,310	$162,242	$135,200	$45	$297,487
Special Mention (5)	545	42	2,418	63	165	-	3,233	1,049	-	4,282
Substandard (6)	-	33	259	21	135	-	448	11,745	-	12,193
Doubtful (7)	-	134	-	-	-	-	134	-	-	134
Total Commercial & Industrial	$58,784	$20,766	$40,685	$28,758	$10,754	$6,310	$166,057	$147,994	$45	$314,096
Gross charge-offs YTD	$-	$27	$147	$26	$-	$50	$250	$-	$-	$250

Other
Risk Rating
Pass (1-4)	$600	$-	$-	$-	$14,870	$3,997	$19,467	$-	$-	$19,467
Special Mention (5)	-	-	-	-	-	3,666	3,666	-	-	3,666
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$600	$-	$-	$-	$14,870	$7,663	$23,133	$-	$-	$23,133
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer loans, the Company evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance as of March 31, 2026 and December 31, 2025 by year of origination.

	(In Thousands)
	March 31, 2026
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$4,678	$21,500	$7,063	$6,751	$12,851	$2,714	$55,557	$533	$56,090
Nonperforming	-	34	19	15	26	16	110	-	110
Total Consumer	$4,678	$21,534	$7,082	$6,766	$12,877	$2,730	$55,667	$533	$56,200
Gross charge-offs YTD	$81	$104	$19	$20	$7	$-	$231	$-	$231

	(In Thousands)
	December 31, 2025
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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by portfolio segment as of March 31, 2026 and December 31, 2025:

(In Thousands)
March 31, 2026
Collateral
Dependent Loans
Consumer Real Estate	$3,718
Agricultural Real Estate	5,173
Agricultural	1,493
Commercial Real Estate	76
Commercial & Industrial	40
Consumer	13
Total	$10,513

(In Thousands)
December 31, 2025
Collateral
Dependent Loans
Consumer Real Estate	$4,016
Agricultural Real Estate	1,433
Agricultural	5,261
Commercial Real Estate	141
Commercial & Industrial	40
Consumer	14
Total	$10,905

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

The specific reserve portion of the ACL for collateral dependent loans was $497 thousand and $145 thousand at March 31, 2026 and December 31, 2025, respectively

The Company periodically modifies a loan for a borrower experiencing financial difficulty in an effort to enhance the borrowers' performance on the note. Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three months ended March 31, 2026 and 2025, there were no new loan modifications to borrowers experiencing financial difficulty.

For the three months ended March 31, 2026 and 2025, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

As of March 31, 2026, the Company had $319 thousand foreclosed residential real estate property obtained by physical possession and $1.2 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $1.4 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2025. As of March 31, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $1.9 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The allowance for credit losses (ACL) has a direct impact on the provision expense. An increase in the ACL is funded through recoveries and provision expense.

The Company segregates its allowance into two reserves: The ACL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total ACL as determined using the Current Expected Credit Losses (CECL) methodology.

The allowance does not include an accretable yield of $46 thousand and $216 thousand as of March 31, 2026 and December 31, 2025, respectively, related to the acquisitions of Ossian State Bank and Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three months ended March 31, 2026 and March 31, 2025 in addition to the activity within the ACL for each portfolio segment and ending balances as of and for the year ended December 31, 2025:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended March 31, 2026
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688
Provision for (recovery of) credit losses - loans	334	357	42	(1,149)	198	527	(7)	302
Charge-offs	(3)	-	-	-	-	(231)	-	(234)
Recoveries	2	-	-	3	2	67	-	74
Ending Balance	$4,599	$1,092	$516	$16,282	$3,486	$1,316	$539	$27,830

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended March 31, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	139	(124)	12	344	215	219	6	811
Charge-offs	-	-	-	-	(25)	(310)	-	(335)
Recoveries	1	-	9	3	6	31	-	50
Ending Balance	$3,683	$771	$306	$16,907	$3,165	$952	$568	$26,352

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Year Ended December 31, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	738	(160)	179	844	533	478	(16)	2,596
Charge-offs	(20)	-	-	-	(250)	(758)	-	(1,028)
Recoveries	5	-	10	24	34	221	-	294
Ending Balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity in the AULC for the three months ended March 31, 2026 and March 31, 2025 in addition to the activity in the AULC and ending balances as of and for the year ended December 31, 2025:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2026
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,035
Provision for credit losses - off balance sheet credit exposures	6
Charge-offs	-
Recoveries	-
Ending Balance	$1,041

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended March 31, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,541
Recovery of credit losses - off balance sheet credit exposures	(260)
Charge-offs	-
Recoveries	-
Ending Balance	$1,281

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Year Ended December 31, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,541
Recovery of credit losses-off balance sheet credit exposures	(506)
Charge-offs	-
Recoveries	-
Ending Balance	$1,035

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $361.7 million at March 31, 2026 and $362.6 million at both March 31, 2025 and at December 31, 2025, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $159.2, $145.3 and $153.4 million at March 31, 2026 and 2025 and at December 31, 2025, respectively.

The balance of capitalized servicing rights included in assets at March 31, 2026 and 2025 and at December 31, 2025 for 1-4 family real estate loans, was $3.7, $3.5 and $3.6 million, respectively. Agricultural real estate loan servicing rights were $2.5, $2.3 and $2.4 million at March 31, 2026 and 2025 and at December 31, 2025, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of March 31, 2026 and 2025 was $4.5 million and $5.0 million, respectively, and at December 31, 2025 was $4.5 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $1.3 million and $2.6 million as of March 31, 2026 and 2025, respectively, and was $1.5 million at December 31, 2025. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 10.8% and 7.8% were utilized at March 31, 2026 and 2025, respectively, and 9.8% at December 31, 2025. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 1.357% and 0.259% for fixed rate agricultural real estate loans at March 31, 2026 and 2025, respectively, compared to 1.054% at December 31, 2025. At March 31, 2026, two 1-4 family real estate strata, which included 70 of the total 3,575 loans, were slightly below the carrying value using a discount yield of 5.61% which resulted in the need to establish a $5 thousand valuation allowance. At March 31, 2026, the carrying value of all fourteen agricultural real estate strata, which included 659 loans, using an approximate discount rate of 7.97% were lower than the fair value requiring an impairment expense of $304 thousand, bringing the valuation allowance to $1.2 million. At March 31, 2025, two 1-4 family real estate strata, which included 80 of the total 3,656 loans, were slightly below the carrying value using a discount yield of 5.77% which resulted in the need to establish a $2 thousand valuation allowance. At March 31, 2025, the carrying value of eleven agricultural real estate strata, which included 34 of the total 636 loans, using an approximate discount rate of 8.54% were lower than the fair value requiring a $46 thousand valuation allowance to be established.

The following table presents the activity in the mortgage servicing rights for the three months ended March 31, 2026 and 2025.

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning Balance	$6,058	$5,753
Capitalized Additions	320	276
Amortization	(219)	(176)
Ending Balance, March 31,	6,159	5,853
Valuation Allowance	(1,187)	(48)
Servicing Rights net, March 31,	$4,972	$5,805

NOTE 6 EARNINGS PER SHARE

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

Any stock awards to senior management are made in March with other officers receiving any awards in August. On March 2, 2026, senior management received stock awards of 23,479 shares worth $607,167. On March 1, 2025, senior management

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

received stock awards of 19,767 shares worth $508,012 while other officers received stock awards of 39,525 shares worth slightly more than $1.0 million in August of 2025.

The table below presents basic and diluted earnings per share for the three months ended March 31, 2026 and 2025.

	(In Thousands, Except Per Share Data)
	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per share
Net income	$9,578	$6,952
Less: distributed earnings allocated to participating securities	(40)	(39)
Less: undistributed earnings allocated to participating securities	(76)	(44)
Net earnings available to common shareholders	$9,462	$6,869

Weighted average common shares outstanding including participating securities	13,754,684	13,706,003
Less: average unvested restricted shares	(166,015)	(164,156)
Weighted average common shares outstanding	13,588,669	13,541,847
Basic and diluted earnings per share	$0.70	$0.51

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENTS

The Bank entered into three pay-fixed receive variable interest rate swap transactions, with a combined notional value of $100 million, designated and qualifying as accounting hedges during the last quarter of 2023.

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2026 and December 31, 2025.

	(In Thousands)
	March 31, 2026		December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$208,962	$1,103	$214,513	$1,719

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at March 31, 2026 and December 31, 2025, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	1.3	$(946)	USD-SOFR-OIS	4.47%
Total swap portfolio at March 31, 2026	$100,000	1.3	$(946)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2025	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at both March 31, 2026 and December 31, 2025. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at March 31, 2026 and December 31, 2025.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(946)	$100,000	$(1,555)
Total contracts	$100,000	$(946)	$100,000	$(1,555)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three months ended March 31, 2026 and March 31, 2025.

	(In Thousands)
	Three Months Ended
Line Item in the Consolidated Statements of Income	March 31, 2026	March 31, 2025
Interest Income
Loans, including fees	$(207)	$(24)
Other	21	25
Total interest income	$(186)	$1

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

At March 31, 2026 and December 31, 2025, the balance of the Company's investments in qualified affordable housing projects was $2.6 million and $3.1 million, respectively. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified housing projects totaled $397 and $418 thousand at March 31, 2026 and December 31, 2025, respectively. These balances are reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2026 or 2025.

The following tables present the Company's investments in qualified affordable housing projects as of March 31, 2026 and December 31, 2025 along with the related expenses and tax credits recognized for the three months ended March 31, 2026 and March 31, 2025.

	(In Thousands)
	March 31, 2026	December 31, 2025
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(397)	(418)
Net funded low-income-housing tax credit investments	$3,603	$3,582

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Amortization expense	$112	$112

Tax credits recognized	$112	$112

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$98,942	$-	$-
U.S. Government agencies	25,289	99,337	-
Mortgage-backed securities	-	149,735	-
State and local governments	2,375	52,496	1,449
Total Securities Available-for-Sale	$126,606	$301,568	$1,449
Interest rate swap liabilities	$-	$(946)	$-

	(In Thousands)
December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$89,853	$-	$-
U.S. Government agencies	30,080	101,881	-
Mortgage-backed securities	-	143,382	-
State and local governments	1,483	53,938	1,455
Total Securities Available-for-Sale	$121,416	$299,201	$1,455
Interest rate swaps liabilities	$-	$(1,555)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three months ended March 31, 2026 and March 31, 2025.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2026	$185	$1,270	$1,455

Change in Fair Value	-	(6)	(6)

Payments, Maturities & Calls	-	-	-

Balance at March 31, 2026	$185	$1,264	$1,449

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

There were no securities that transferred in or out of Level 3 during the three months ended March 31, 2026 or the twelve months ended December 31, 2025.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2026, such assets consist of collateral dependent loans, loan servicing rights and residential other real estate owned while at December 31, 2025, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2026 and December 31, 2025, fair value of collateral dependent loans categorized as Level 3 was $5.7 million and $860 thousand, respectively. The specific allocation for collateral dependent loans was $497 thousand as of March 31, 2026 and $145 thousand as of December 31, 2025. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2026 and 2025, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $1.2 million and $883 thousand at March 31, 2026 and December 31, 2025, respectively. In both time periods, only $5 thousand is related to 1-4 family real estate loans with the remainder related to agricultural real estate loans.

The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2026
	Balance at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$5,163	$-	$-	$5,163
Loan servicing rights	1,312	-	-	1,312
Other real estate owned - residential	319	-	-	319

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$715	$-	$-	$715
Loan servicing rights	1,556	-	-	1,556
Other real estate owned - residential	-	-	-	-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2026	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,449	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.14-3.86% (3.77%)

Collateral dependent loans	5,163	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-50.00% (25.01%)

Loan servicing rights	1,312	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	24.39-584.78% (47.51%)

Other real estate owned - residential	319	Appraisals	Discount to reflect current market	0%

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2025	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,455	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.26-3.75% (3.68%)

Collateral dependent loans	715	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (24.68%)

Loan servicing rights	1,556	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	22.72-583.71% (36.21%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments not carried at fair value as of March 31, 2026 and December 31, 2025 are reflected below.

	(In Thousands)
	March 31, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$173,470	$173,470	$173,470	$-	$-
Interest-bearing time deposits	1,253	1,257	-	1,257	-
Other securities	12,672	12,672	-	-	12,672
Loans held for sale	5,579	5,579	-	-	5,579
Loans, net	2,654,135	2,588,636	-	-	2,588,636
Interest receivable	13,864	13,864	-	-	13,864

Financial Liabilities:
Noninterest-bearing deposits	$520,348	$520,348	$520,348	$-	$-
Interest-bearing deposits	1,664,012	1,663,887	-	-	1,663,887
Time deposits	625,302	623,879	-	-	623,879
Total Deposits	2,809,662	2,808,114	520,348	-	2,287,766

Federal funds purchased and securities sold under agreement to repurchase	14,762	14,762	-	-	14,762
Federal Home Loan Bank advances	218,987	220,026	-	-	220,026
Subordinated notes, net of unamortized issuance costs	34,962	34,407	-	34,407	-
Interest payable	4,944	4,944	-	-	4,944

	(In Thousands)
	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$97,718	$97,718	$97,718	$-	$-
Interest-bearing time deposits	1,498	1,491	-	1,491	-
Other securities	13,032	13,032	-	-	13,032
Loans held for sale	3,934	3,934	-	-	3,934
Loans, net	2,685,990	2,653,152	-	-	2,653,152
Interest receivable	13,621	13,621	-	-	13,621

Financial Liabilities:
Noninterest-bearing deposits	$527,327	$527,327	$527,327	$-	$-
Interest-bearing deposits	1,605,623	1,605,435	-	-	1,605,435
Time deposits	597,785	596,189	-	-	596,189
Total Deposits	2,730,735	2,728,951	527,327	-	2,201,624

Federal funds purchased and securities sold under agreement to repurchase	37,718	37,718	-	-	37,718
Federal Home Loan Bank advances	227,377	228,232	-	-	228,232
Subordinated notes, net of unamortized issuance costs	34,933	33,834	-	33,834	-
Interest payable	5,950	5,950	-	-	5,950

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at March 31, 2026 and $15 million at December 31, 2025. Securities sold under agreement to repurchase, which were comprised of U.S. Treasuries and government agency securities, were as follows at March 31, 2026 and December 31, 2025.

	(In Thousands)
	March 31, 2026
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$14,762	$14,762
Total	$-	$-	$-	$14,762	$14,762

	(In Thousands)
	December 31, 2025
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$15,000	$-	$-	$-	$15,000
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$22,718	$22,718
Total	$15,000	$-	$-	$22,718	$37,718

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

	March 31, 2026		December 31, 2025
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(38)	$35,000	$(67)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this Update. Entities should apply the amendments in this Update on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this Update for hedging relationships that exist as of the date of adoption. Upon adoption of the amendments in this Update, entities are permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) -- Narrow-Scope Improvements. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the Update.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

With the first quarter of 2026 complete, the Company has seen the beginning of its new three-year strategic plan unfold. The plan is to increase loans and deposits and, in turn, earnings and market presence. The Company is also working to improve operational efficiencies and scale while continuing to provide an atmosphere of workplace excellence for its employees. It is the Company’s vision to remain community vested while helping people realize their best lives.

Fourth quarter 2025 included $180 thousand of additional loan fees related to interest rate swap transactions, while the first quarter of 2026 included no additional loan fees. This was a factor of net interest income decreasing in the first quarter of 2026 by $327 thousand as compared to the fourth quarter of 2025. Decreased interest expense on deposits was partially offset by increased interest expense from borrowed funds as compared to fourth quarter 2025. Positively, total interest expense decreased for the quarter ended March 31, 2026 as compared to fourth quarter December 31, 2025.

Comparing the quarter ended March 31, 2026 to March 31, 2025, net interest income increased $3.5 million which consisted of an improvement in interest income of $2.3 million and a reduction of interest expense of $1.2 million. We have seen improved margin, driven by asset yield improvement, and anticipate even more opportunities for improvement as loans continue to reprice. The repricing of existing loans and favorable yields on new production are contributing to the increase in yield on interest earning assets.

The largest contributor to better profitability was the increase in the net interest margin from 3.03% to 3.42%, a 39-basis point increase and net interest spread increasing 41 basis points in comparing March 31, 2026 to March 31, 2025. The loan portfolio decreased 1.2% from year end 2025. Total deposits increased 2.9% over year end. Compared to fourth quarter of 2025, net interest margin decreased 4 basis points and net interest spread decreased 2 basis points. The asset yield improved from 5.19% for quarter ended March 31, 2025 to 5.38% for the same period in 2026, a 19 basis point increase in a declining interest rate environment. The cost of interest-bearing liabilities decreased by 22 basis points for the first quarter, 2025 at 2.76% and 2026 at 2.54%, respectively.

The provision for credit losses related to loans decreased by $509 thousand from March 31, 2025. Please refer to Note 4 for further analysis of both our loan portfolio and the associated allowance for credit loss.

F&M Commercial Banking Division realized a small decrease in overall outstandings in the first quarter of 2026. The overall driver of this decrease was some large expected payoffs that occurred in the first quarter. Loan volume in this quarter was consistent with 2025; however, the payoffs and normal amortization outweighed the overall production. Lending rates and overall terms remained consistent with the previous quarter. The Iran war impact on the economy, oil and overall inflation are the largest concerns to commercial business in the F&M footprint in 2026. The commercial team continues to monitor the portfolio and borrowing bases closely for the impact from credit and inflationary pressures. Credit quality and past due pressures exist but remained good in first quarter 2026. Collateral values and auction values are still holding consistent with previous quarters. The agricultural portfolio, which includes grain elevators, saw increased usage in 2025 and we continue to monitor those trends in 2026.

The first quarter of the year provides the opportunity to review the financials for a large portion of our agricultural portfolio. With tighter margins we do see a trend of tighter cash flows and weaker working capital positions for some of our borrowers. Commodity prices have improved since harvest, providing an opportunity to price stored grain along with 2026 anticipated production. The war in Iran has resulted in higher fuel and fertilizer costs. Land values have remained stable, indicating financially able buyers. Line of credit utilization remains high for our grain elevators, which was a result of heavy farming selling in the fourth quarter of 2025 and the first quarter of 2026. Agriculture equipment dealers continue to feel the brunt of tighter farm margins through lower equipment sales. Credit quality continues to be monitored and has remained sound.

The Retail Lending Division saw an increase to our application activity in the first quarter of 2026 for the home loan team. This growth was attributed to the lowering of secondary markets fixed rates for a small period of time. With the war in Iran, the rates trended back up thus slowing the momentum a bit. We also saw a higher line of credit utilization with our HELOC balances as well as additional new customer growth since mortgage rates are still higher than what most borrowers have on their current mortgages. With communities still having lower inventory, we have seen more interest in construction loans. With F&M participating in the Federal Home Loan Bank’s Welcome Home grant program, we saw an increase in preapproval applications in anticipation of receiving this grant. The program opens April 6, 2026 so our results will show in the 2nd quarter. The Bank also made the decision to discontinue the Indirect Lending Department as of March 2026 but directing that business to our direct consumer lending department.

Noninterest income was $5.0 million for the quarter, which was up $838 thousand from first quarter 2025 and up $319 thousand from last quarter. Net gain on sale of loans, other service charges and fees and the increase in cash surrender values of bank owned life insurance saw the largest increases over first quarter 2025. The increase in BOLI revenue was due to additional investment dollars as well as higher earnings while the Bank is repositioning our holdings.

Noninterest expense was higher in first quarter 2026 by $1.0 million as compared to same quarter 2025 and $748 thousand higher than fourth quarter 2025. Compared to first quarter 2025, salaries and benefits were up a combined $364 thousand in 2026. Data processing and ATM expense increased by a combined $522 thousand with a lower use of flex credits utilized in 2026 as compared to 2025. The net amortization of servicing rights also increased $396 thousand over 2025 with $304 thousand attributed to the recognition of impairment on agricultural real estate loan servicing rights.

Overall, net income, which was $2.6 million higher than first quarter 2025, lays the groundwork for a more profitable 2026. Our continued attention on maximizing revenues while limiting expenses will help drive our financial results. The Company remains well-capitalized with sound liquidity levels and strong asset quality.

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

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage as well as consumer lending activities. The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area of Ohio, Indiana and Michigan. Because the Bank's offices are primarily located in Northwest Ohio, Northeast Indiana and Southeast Michigan, a substantial amount of the loan portfolio is comprised of loans made to customers in the agricultural industry for such items as farmland, farm equipment and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, and other consumer goods.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory laws and guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a seven and ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer-term fixed rate mortgages, the Bank does participate in the Freddie Mac secondary mortgage market, Farm Service Agency (FSA) guaranteed secondary agricultural market and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. The Bank currently participates in four State of Ohio programs: Ag-Link, Grow Now, Ohio Homebuyers Plus and Buckeye Business Advantage. What all four of these programs have in common, is the ability to provide the Bank an avenue to offer a product that saves both the Bank and the consumer savings over other traditional products. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area. In November 2023, the Bank began offering a home buyer mortgage program, Hometown Advantage Mortgage Program, which is available to low- and moderate-income home buyers as well as on properties located in low- and moderate-income census tracts. In the first quarter 2026, the Bank rolled out a CD/Savings secured loan product for credit building or credit repair to be secured by a time deposit or savings account with a minimum $1,000 loan amount, no origination costs, and no minimum credit score or debt-to-income requirements. This loan product is also intended to assist low- and moderate-income individuals with strengthening their credit.

The Bank does not have a program to fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that targets borrowers who pose a significantly higher risk of default than traditional retail banking customers.

All loan requests are reviewed as to credit worthiness and are subject to the Bank's underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan-to-value (LTV) requirements based on collateral types as set forth in the Bank's Loan Policy. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank's Loan Policy guidelines, an additional officer approval is required.

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

At March 31, 2026, we had 473 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

RECENT REGULATORY DEVELOPMENTS

The Company and the Bank continue to monitor federal regulatory developments that may impact operations, capital, and strategic initiatives. Changes in laws, rules, and guidance present operational and compliance challenges and require ongoing evaluation of policies, procedures, and systems.

Truth in Lending Act – Ability to Repay / Qualified Mortgage. The Bank monitors consumer mortgage loans to ensure they meet Qualified Mortgage (QM) requirements, which provide a presumption of compliance under TILA’s Ability to Repay rules. The final General QM Rule, effective October 2022, eliminated the 43% debt-to-income limit, removed Appendix Q underwriting standards, and established price-based thresholds for QM status. Loans must still meet underwriting standards, product features, and points-and-fees limits. The Bank occasionally originates Non-QM and Higher Priced Mortgage Loans, which are reviewed periodically by the Loan Committee.

Equal Credit Opportunity Act (ECOA) / Section 1071 – Small Business Lending Data Collection. The CFPB’s Section 1071 rule requires covered institutions to collect and report demographic data on small business credit applications. Court injunctions have stayed mandatory compliance for community banks, including the Bank. The Bank continues to monitor developments and prepare for future rulemaking.

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

GENIUS Act – Payment Stablecoins. Enacted in July 2025, the GENIUS Act establishes standards for payment stablecoins issued by banks, including reserve requirements, reporting, audits, and supervisory oversight. The Bank is evaluating potential strategic and compliance implications under this framework as part of its digital asset initiatives. Regulatory agencies have until 2027 to finalize implementing rules.

Executive Order on Fair Banking. An Executive Order issued in August 2025 prohibits denial of financial services based on constitutionally or statutorily protected beliefs, affiliations, or political views, and prohibits politicized or unlawful “debanking.” Banking decisions must be based on individualized, objective, and risk-based analysis. The Bank continues to review and evaluate policies and practices to ensure it does not inadvertently deny financial services based on beliefs, affiliations, or political views.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $11.9 million and $11.7 million at March 31, 2026 and December 31, 2025, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $497 thousand at March 31, 2026 and $145 thousand at December 31, 2025.

Refer to Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further information related to loans and the ACL.

For more information regarding the actual composition and classification of loans involved in the establishment of the allowance for credit loss, please see Note 4 provided with the notes to consolidated financial statements.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to focus on deposit growth in both its legacy and newer markets. Core deposits may provide opportunities for additional noninterest income for the Company through the opportunity to cross-sell additional services such as treasury management services. Noninterest bearing deposits increased $18.0 million from March 31, 2025 to March 31, 2026. Interest bearing deposits also increased by $91.3 million over the same time period. This was comprised of an increase in NOW accounts of $35.8 million, an increase in savings accounts of $56.7 million and a decrease in time deposits of $1.1 million.

Deposits have increased $78.9 million as of March 31, 2026 since December 31, 2025. Cash and cash equivalents also increased $75.8 million over the same time period. Although cash balances were used to decrease the net balance of FHLB borrowings and federal funds purchased, cash balances were still higher. Paydowns and payoffs of loans contributed to this increase as did proceeds from surrenders of bank owned life insurance and the increase in deposits.

In addition to cash and cash equivalent balances, the Bank has access to $213 million in unsecured Federal Funds lines for overnight funds from our correspondent banking relationships, of which includes a $50 million line of credit that was added in the fourth quarter of 2025. The Company also has a $15 million line of credit. The Bank has also established four market sources for brokered CDs. Lastly, the Bank’s secured borrowing capacity limits at the FHLB would have allowed draws based on current collateral pledging of $114.0 million; however, any amount borrowed over $9.9 million may require additional stock purchases. Pledged collateral included eligible 1-4 family, home equity, and specific commercial and multi-family real estate loans.

At March 31, 2026, the investment portfolio of the Bank had $273.8 million of pledged securities with $151.2 million available to use as collateral for future pledged borrowings. Currently, securities may be pledged to offset public deposits, our repurchase agreement portfolio or at the Federal Discount Window.

The Company continues to hold bi-weekly, what is termed “sub-ALCO”, meetings along with continuing the use of a liquidity dashboard and cashflow projection. The liquidity dashboard and cashflow projection are actively managed documents which continue to be enhanced to provide the most accurate forecast of liquidity positions for the next five months. The cashflow projection includes loan pipeline expectations and runoffs, and maturities of both sources and uses of funds. The Company has the tools to monitor liquidity and continues to manage the risks to ensure adequate liquidity is maintained.

In comparing to the same prior year period, the March 31, 2026 (at amortized cost) loan balances of $2.7 billion accounted for $100.7 million or a 3.9% increase when compared to same period 2025. Commercial and industrial loans increased 11.1% while commercial real estate loans saw a decrease of 0.8% as compared to 2025. Agricultural related loans increased 20.3% year over year. Individual growth was comprised of 48.8% in non-real estate agricultural loans while agricultural real estate loans remained relatively unchanged. Consumer real estate loans increased by 2.3% while consumer loans decreased by 7.4%. Other loans decreased by 9.7%. The Company's strong team of lenders remain focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown by portfolio segment as of March 31, for the last three years, at amortized cost.

	(In Thousands)
	March 31, 2026	March 31, 2025	March 31, 2024
Consumer Real Estate	$535,588	$523,704	$525,243
Agricultural Real Estate	215,647	215,656	227,150
Agricultural	229,018	153,921	127,913
Commercial Real Estate	1,313,092	1,323,262	1,301,981
Commercial and Industrial	308,753	277,943	255,797
Consumer	56,200	60,721	75,538
Other	22,564	24,985	26,776

Total Loans, amortized cost	$2,680,862	$2,580,192	$2,540,398

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Gross commercial real estate loans, excluding deferred loan fees and costs, represented 49.05% of the Company's total gross loan portfolio as of March 31, 2026. The tables below present the commercial real estate (CRE) portfolio segment by category, location and loan grade.

CRE Category	Dollar Balance (In Thousands)	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Multi-family	$241,208	18.33%	8.99%
Industrial	233,030	17.71%	8.69%
Retail	224,629	17.07%	8.37%
Hotels	163,217	12.41%	6.08%
Office	133,398	10.14%	4.97%
Gas Stations	75,874	5.77%	2.83%
Food Service	51,638	3.93%	1.93%
Development	34,204	2.60%	1.28%
Auto Dealers	26,819	2.04%	1.00%
Senior Living	21,382	1.63%	0.80%
Other	110,150	8.37%	4.11%
Total CRE	$1,315,549	100.00%	49.05%

CRE Category(*)	Dollar Balance (In Thousands)	Percent of CRE Portfolio
Owner occupied	$526,351	40.01%
Non-owner occupied	513,786	39.05%
Multi-family	241,208	18.34%
Land & Development	34,204	2.60%
Total CRE	$1,315,549	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance (In Thousands)	Percent of CRE Portfolio
Southeast Michigan	$489,981	37.24%
Northwest Ohio	280,175	21.30%
Greater Fort Wayne, Indiana	151,078	11.48%
Greater Columbus, Ohio	117,638	8.94%
Greater Indianapolis, Indiana	90,473	6.88%
Greater Dayton/Cincinnati, Ohio	55,214	4.20%
Other	130,990	9.96%
Total CRE	$1,315,549	100.00%

CRE Grades	March 31, 2026	March 31, 2025	March 31, 2024
2	3.34%	0.59%	0.53%
3	40.39%	45.42%	36.34%
4	49.33%	50.03%	58.71%
5	3.67%	1.22%	4.31%
6	3.27%	2.74%	0.11%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of March 31, 2026.

	(In Thousands)
	March 31, 2026
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$12,240	$27,568	$196,977	$298,860
Agricultural Real Estate	11,032	10,290	66,933	127,441
Agricultural	126,570	64,276	33,524	4,649
Commercial Real Estate	74,743	576,745	486,448	175,160
Commercial and Industrial	136,960	111,909	58,801	1,123
Consumer	2,968	38,840	14,431	35
Other	75	5,055	17,434	-

Management feels confident that liquidity needs can be met through additional maturities from the security portfolio, increased deposit generating efforts and additional borrowings. While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated. The security portfolio increased in the first three months of 2026 from year end 2025 due to purchases of $34.9 million partially offset by sales of $5.4 million, maturities and paydowns of $19.6 million, net accretion of $78 thousand and a $2.1 million increase in unrealized losses. During the current quarter, sales of odd lot mortgage-backed securities were executed and replaced with purchases of higher yielding securities. The amount of pledged investment securities increased by $7.3 million as compared to year end and increased $1.9 million as compared to March 31, 2025. As of March 31, 2026, pledged investment securities totaled $273.8 million. The Company plans to make additional purchases of securities the remainder of the year for the purposes of increasing our investment holdings in Community Reinvestment Act (CRA) qualifying securities, liquidity and contingency planning and as a means of balance sheet gap management.

As mentioned previously, an additional $114.0 million is also available to the Bank from the FHLB based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. The CRE holdings may be adjusted quarterly to replace paydowns or increase availability of funds. Based on total asset capacity, the Bank would have more than $1.1 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased 1.5% or $51.2 million since year end 2025. The largest areas of growth occurred in the cash and due from banks of $75.6 million offset by decreases in the loan portfolio of $31.9 million. Although the loan portfolio did decrease, the Bank continues to pursue loan growth with total new money funded in the quarter ended March 31, 2026 of $177.8 million.

Total liabilities increased $46.1 million since year end 2025. The largest increase was in the total deposits of $78.9 million. The mix of deposits saw increases in interest-bearing NOW accounts, savings and money market deposit accounts and time deposit accounts offset by decreases in noninterest-bearing accounts since December 31, 2025.

Shareholders’ equity increased by $5.1 million as of March 31, 2026 compared to year end 2025. Earnings exceeded dividend declarations during the three months ended March 31, 2026. Accumulated other comprehensive loss increased in unrealized loss position by $1.6 million from December 2025 to an unrealized loss of $13.6 million on March 31, 2026. Dividends declared remained at $0.23 per share and were 4.0% over first quarter 2025’s $0.22125 per share. Compared to March 31, 2025, shareholders’ equity increased 9.1% or $31.3 million with $6.6 million attributed to an improvement in accumulated other comprehensive loss. Net income was higher for the quarter ended March 2026 compared to March 2025 by $2.6 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of March 31, 2026, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $6.0 million dividend during the first quarter of 2026. The excess of the upstreamed funds are being considered for potential sub-debt paydowns or the repurchase of shares.

The Bank continues to be well-capitalized at March 31, 2026 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.57%
Risk Based Capital Tier I	11.74%
Total Risk Based Capital	12.81%
Stockholders' Equity/Total Assets	11.35%
Capital Conservation Buffer	4.81%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2026 and 2025

Interest Income

When comparing first quarter 2026 to first quarter 2025, average loan balances grew $121.1 million, which represented a 4.7% increase. Interest income on loans increased $2.8 million or 7.4% as compared to the quarter ended March 31, 2025. The Company's loan portfolio is 47.3% variable rate with 31.9% of total loans subject to repricing within the next three months and 41.7% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $24.8 million or 5.2% when comparing to the same quarter in 2025 with the income associated with the security portfolio increasing $82 thousand over first quarter 2025. During the current quarter, maturities and paydowns of securities were $19.6 million, sales were $5.4 million, purchases were $34.9 million and unrealized loss increased $1.6 million. The security sales generated a realized loss of $347 thousand which is projected to be recouped from security purchases with a higher yield over 30.55 months. Federal funds sold and interest-bearing deposits decreased in average balances by $39.1 million as compared to the same quarter in 2025 with decreased income of approximately $541 thousand for the current quarter. The decreased balances are primarily the result of funding loans, purchases of available-for-sale securities and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $57.3 million and interest income for the quarter comparisons was higher for first quarter 2026 by 5.6% or $2.3 million as compared to first quarter 2025. Rate changes between periods have contributed to approximately 48.4% of the growth.

Annualized yield, for the quarter ended March 31, 2026, was 5.38% as compared to 5.19% for the quarter ended March 31, 2025. The following charts demonstrate loan rate increases accounted for 36.8% of the increased loan interest income while increased loan balances accounted for the remaining 63.2%. The yields on tax-exempt securities and the portion of the tax-exempt IDB and agricultural loans included in loans have been tax adjusted based on a 21% tax rate in the charts that follow. The tax-exempt interest income was $382 and $135 thousand for first quarter 2026 and 2025, respectively, which resulted in a federal tax savings of $80 and $28 thousand, respectively, less the TEFRA adjustments of $7 and $4 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended March 31, 2026		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2026	March 31, 2025
Loans	$2,699,645	$39,827	5.90%	5.75%
Taxable investment securities	438,799	2,830	2.58%	2.39%
Tax-exempt investment securities	13,228	69	2.64%	2.16%
Fed funds sold & other	66,720	572	3.40%	4.21%
Total Interest Earning Assets	$3,218,392	$43,298	5.38%	5.19%

Change in Interest Income Quarter to Date March 31, 2026 Compared to March 31, 2025

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$2,755	$1,741	$1,014
Taxable investment securities	91	(118)	209
Tax-exempt investment securities	(9)	(27)	18
Fed funds sold & other	(541)	(411)	(130)
Total Interest Earning Assets	$2,296	$1,185	$1,111

Interest Expense

Contributing to the increased net interest income for the quarter was a decrease in interest expense of $1.2 million or 7.2% compared to first quarter 2025. Since March 31, 2025, average interest-bearing deposit balances have increased $56.3 million or 2.6% while the Company recognized $739 thousand less in interest expense for the most recent quarter. In September 2025, the Federal Reserve made its first rate change to the federal funds rate for 2025 with a reduction of 25 basis points followed by reductions of 25 basis points in both October and December. Deposit rates continue to be reviewed and adjusted with the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for 31.8% of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of 131.8%. Noninterest-bearing deposits balances increased $20.6 million compared to first quarter 2025. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $374 thousand in the first quarter 2026 over the same time frame in 2025 due to the repayment of FHLB advances. During the current quarter, FHLB borrowings of $40.6 million were repaid and proceeds from new borrowings were $32.2 million compared to repayment of borrowings of $585 thousand in first quarter 2025. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $126 thousand compared to first quarter 2025 due to the decrease of $10.2 million in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings and securities sold under agreement to repurchase compared to first quarter 2025. The average cost of funds decreased to 2.54% in first quarter 2026 compared to 2.76% in first quarter 2025. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended March 31, 2026		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	March 31, 2026	March 31, 2025
NOW accounts and savings deposits	$1,625,117	$8,531	2.10%	2.22%
Time deposits	602,375	4,718	3.13%	3.46%
Borrowed funds	215,937	2,176	4.03%	4.15%
Fed funds purchased & securities sold under agreement to repurchase	17,285	145	3.36%	3.94%
Subordinated notes	34,943	284	3.25%	3.26%
Total Interest-Bearing Liabilities	$2,495,657	$15,854	2.54%	2.76%

Change in Interest Expense Quarter to Date March 31, 2026 Compared to March 31, 2025

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(33)	$452	$(485)
Time deposits	(706)	(217)	(489)
Borrowed funds	(374)	(309)	(65)
Fed funds purchased & securities sold under agreement to repurchase	(126)	(101)	(25)
Subordinated notes	-	1	(1)
Total Interest-Bearing Liabilities	$(1,239)	$(174)	$(1,065)

As the following chart indicates, the improvement in yields on interest earning assets of 19 basis points combined with the decreased cost of funds of 22 basis points equated to a 41 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	March 31, 2026	March 31, 2025	March 31, 2024
Interest/Dividend income/yield	5.38%	5.19%	5.00%
Interest Expense/cost	2.54%	2.76%	3.06%
Net Interest Spread	2.84%	2.43%	1.94%
Net Interest Margin	3.42%	3.03%	2.60%

Net Interest Income

Net interest income increased $3.5 million for the first quarter 2026 over the same time frame in 2025 due to the increase in interest income of $2.3 million combined with the interest expense decrease of $1.2 million as previously mentioned. As the new loans added in 2025 and 2026 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company has more opportunity for improved asset yield with loans repricing. Additionally, funding costs should continue to come down as well. Loans as a percentage of earning assets increased to 83.9% in first quarter 2026 compared to 81.6% in first quarter 2025. Loans to total assets increased to 79.1% in first quarter 2026 compared to 77.5% for the same period 2025. The percentage of earning assets to total assets decreased slightly to 94.6% for the three months ended March 31, 2026 compared to 95.0% for the three months ended March 31, 2025. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year and a likely continuing decrease in cost of funds.

Comparison of Noninterest Results of Operations for three month periods ended March 31, 2026 and 2025

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses decreased $243 thousand for the three months ended March 31, 2026 as compared to the same period in 2025. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $101 thousand lower during the three months ended March 31, 2026 than the same period in 2025 with all loan charge-offs for the current quarter in the consumer portfolio and consumer real estate portfolio segments. Of the total consumer charge-offs, $124 and $127 thousand were for automobiles and trucks for the three months ended March 31, 2026 and 2025, respectively. Recoveries were $24 thousand higher during the three months ended March 31, 2026 as compared to same period in 2025 with 90.5% of total current quarter recoveries in the consumer portfolio segment. Of the total consumer recoveries, $40 and $3 thousand were for automobiles and trucks for the three months ended March 31, 2026 and 2025, respectively. Combined net charge-offs were $125 thousand lower in the three months ended March 31, 2026 than the same time period 2025. All of the time periods in 2025 and 2026 had net charge-offs to total loans ratios lower than 0.1% attesting to the strong asset quality of the Bank's loan portfolio.

Loans past due 30 or more days increased $9.7 million at March 31, 2026 as compared to March 31, 2025. The largest changes were attributed to the agricultural real estate portfolio segment past due balances which increased $6.5 million for the same time period, of which $4.9 million is attributed to one loan. The agricultural portfolio segment also increased $3.3 million over March 31, 2025, with $2.2 million attributed to one loan.

The following table presents the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended March 31, 2026, 2025, and 2024.

	(In Thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Loans, amortized cost	$2,680,862	$2,580,192	$2,540,398
Daily average of outstanding loans	$2,698,000	$2,577,288	$2,575,096
Nonaccrual loans	$11,070	$4,492	$19,391
Nonperforming loans*	$11,070	$4,492	$19,391

Allowance for Credit Losses - January 1,	$27,688	$25,826	$25,024
Loans Charged off:
Consumer Real Estate	3	-	10
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	-	25	101
Consumer	231	310	81
	234	335	192
Loan Recoveries:
Consumer Real Estate	2	1	4
Agriculture Real Estate	-	-	-
Agricultural	-	9	-
Commercial Real Estate	3	3	3
Commercial and Industrial	2	6	66
Consumer	67	31	64
	74	50	137
Net Charge Offs (Recoveries):
Consumer Real Estate	1	(1)	6
Agriculture Real Estate	-	-	-
Agricultural	-	(9)	-
Commercial Real Estate	(3)	(3)	(3)
Commercial and Industrial	(2)	19	35
Consumer	164	279	17
	160	285	55
Provision for Credit Losses	302	811	(289)
Allowance for Credit Losses - March 31,	27,830	26,352	24,680
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	1,041	1,281	1,946
Total Allowance for Credit Losses - March 31,	$28,871	$27,633	$26,626
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.01%	0.00%
Ratio of Nonaccrual Loans to Loans	0.41%	0.17%	0.76%
Ratio of the Allowance for Credit Losses to Loans	1.04%	1.02%	0.97%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	251.40%	586.64%	127.28%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	251.40%	586.64%	127.28%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at March 31, 2026, March 31, 2025 and March 31, 2024 within this chart does not include a fair value basis adjustment for derivatives of $1.1 million, $1.7 million and $969 thousand, respectively, or a daily average outstanding balance of $1.6 million, $1.2 million or $2.0 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of March 31, 2026 at $11.1 million as compared to $4.5 million as of March 31, 2025. The agricultural real estate and agricultural portfolio segments increased $5.1 million and $1.4 million, respectively, as compared to March 31, 2025. Of the combined agricultural related increase, $6.3 million is for one relationship with a specific allocation of $358 thousand as of March 31, 2026. The commercial real estate portfolio segment decreased $455 thousand compared to March 31, 2025 while the consumer real estate portfolio segment increased $410 thousand compared to March 31, 2025. Nonaccrual loans in the commercial and industrial portfolio segment increased $102 thousand compared to March 31, 2025.

The consumer portfolio segment accounted for the largest components of charge-offs and recoveries for both the three months ended March 31, 2026 and for the three months ended March 31, 2025. Management has factored in the continuing impact of high interest rates and inflationary pressures on borrowers' ability to make payments.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans by category at March 31, 2026 and March 31, 2025.

	March 31, 2026			March 31, 2025
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loans	Amount (In Thousands)	% of ACL	% of Loans
Consumer Real Estate	$4,599	16.53%	19.98%	$3,683	13.98%	20.30%
Agricultural Real Estate	1,092	3.92%	8.04%	771	2.93%	8.36%
Agricultural	516	1.85%	8.54%	306	1.16%	5.97%
Commercial Real Estate	16,282	58.50%	48.98%	16,907	64.15%	51.28%
Commercial and Industrial	3,486	12.53%	11.52%	3,165	12.01%	10.77%
Consumer	1,316	4.73%	2.10%	952	3.61%	2.35%
Other	539	1.94%	0.84%	568	2.16%	0.97%
Allowance for Credit Losses	27,830	100.00%	100.00%	26,352	100.00%	100.00%
Off Balance Sheet Commitments	1,041			1,281
Total Allowance for Credit Losses	$28,871			$27,633

Noninterest Income

Noninterest income was up $838 thousand, or 20.1%, for the three months ended March 31, 2026 over the same time frame in 2025. Customer service fees increased by $102 thousand as compared to the three months ended March 31, 2025 which was due primarily to increases of miscellaneous customer service fees of $47 thousand and mortgage release fees of $38 thousand. Other service fees increased by $159 thousand compared to the same period in 2025, which includes overdraft and returned check fees of $78 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $76 thousand. Servicing rights income for 1-4 family real estate loans increased $77 thousand while those associated with agricultural real estate loans decreased $33 thousand as compared to the same period in 2025. Interchange income increased $92 thousand, which included an additional $58 thousand received for support fees from Mastercard, and the cash surrender value of bank owned life insurance increased $411 thousand from the same three months ended March 31, 2025. The increase in BOLI revenue was due to more investment dollars and higher earnings while the Bank is repositioning our holdings. Net gain on sale of loans increased $291 thousand as compared to the same period, as discussed below.

The volume of total originations of loans held for sale increased and the gain on the sale of these loans was $291 thousand higher for the three months ended March 31, 2026 over the same period in 2025. Total originations of loans held for sale for the three months ended March 31, 2026 were $23.8 million with proceeds from sale at $22.8 million for 2026 compared to 2025’s activity of $13.0 million in originations and $13.9 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The loss on available for sale securities was $347 thousand for the quarter ended March 31, 2026. Management estimates that this loss is expected to be recouped over the next 30.55 months. By sacrificing this short term loss for overall long term gain, the security portfolio will move in a stronger direction, faster. Also, decreasing the number of holdings will create additional operating efficiencies.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the three months ended March 31, 2026 and 2025, loan servicing rights caused a net $101 thousand and $100 thousand in income, respectively. Impairment of $304 thousand and a reversal of $49 thousand was recognized during the three months ended March 31, 2026 and 2025, respectively. Capitalized additions of agricultural real estate loan servicing rights were $136 thousand for the three months ended March 31, 2026 compared to $170 thousand in capitalized additions for the three months ended March 31, 2025. Amortization of agricultural real estate loan servicing rights were $76 thousand and $65 thousand for the three months ended March 31, 2026 and 2025, respectively. Impairment of agricultural real estate loan servicing rights was $1.2 million at March 31, 2026 compared to $46 thousand at March 31, 2025. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.430% in the first quarter 2026 versus 1.277% in third quarter 2025. For 1-4 family real estate loans over 15 years, the value was 1.727% versus 1.520% for the same periods respectively. At March 31, 2026 and 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $5 and $2 thousand valuation allowance, respectively, for 1-4 family real estate servicing rights.

	(In Thousands)
	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning Balance	$6,058	$5,753
Capitalized Additions	320	276
Amortization	(219)	(176)
Ending Balance, March 31,	6,159	5,853
Valuation Allowance	(1,187)	(48)
Servicing Rights net, March 31,	$4,972	$5,805

Noninterest Expense

For the three months ended March 31, 2026, noninterest expenses were $1.0 million or 5.5% higher than for the same period in 2025. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $389 thousand in total. Of the total, base wages increased $294 thousand, offsetting deferred salary loans costs increased $17 thousand from last year, restricted stock expense decreased $21 thousand and incentive expense increased $133 thousand compared to 2025. Benefits decreased from 2025 by $25 thousand due to decreased medical expense of $65 thousand and increased combined taxes and workmen's compensation of $62 thousand along with decreased pension expense of $17 thousand. Furniture and equipment increased in total $288 thousand, which was primarily due to an increase in maintenance contracts.

Consulting fees decreased $491 thousand over the same period in 2025 attributable to non-recurring fees related to assistance with negotiations for the data processing contract. Data processing expenses and ATM expense increased a combined $522 thousand. First quarter 2026 included a smaller amount of flex credits utilized as compared to first quarter 2025. General and administrative expense increased $207 thousand. The items on this line of significance include an increase in charitable contributions of $65 thousand, an increase of miscellaneous expenses of $130 thousand which included $126 thousand for the Modified Endowment Contract (MEC) penalty owed on the gain on cash surrender of bank owned life insurance policies, an increase in postage of $35 thousand and increased CDARS/ICS fees of $22 thousand. NSF check losses and fraud decreased $65 thousand from 2025.

Income Taxes

Income tax expense was $949 thousand higher for the three months ended March 31, 2026 compared to the same period in 2025 based mainly on pretax higher earnings of $3.6 million in addition to a taxable $1.3 million gain on cash surrender value of bank owned life insurance policies. Amortization of qualified affordable housing projects caused income tax expense to increase $112 thousand for both the three months ended March 31, 2026 and 2025, as presented in Note 8. Effective tax rates were 22.35% and 20.64% for 2026 and 2025, respectively. Excluding the additional $112 thousand of income tax expense for both periods, the effective tax rates would have been 21.44% and 19.36% for the three months ended March 31, 2026 and 2025, respectively.

Net Income

Overall, net income in the three months ended March 31, 2026 was up $2.6 million or 37.8% to $9.6 million as compared to last year's $7.0 million. The biggest contributor to the improvement was net interest income. Net interest income was up $3.5 million or 14.8% due to both increased interest income and decreased interest expense. Provision for credit losses for loans and unfunded commitments decreased $243 thousand compared to 2025. Noninterest income increased $838 thousand and noninterest expense increased $1.0 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

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
•
Other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors in our most recent Annual Report on Form 10‑K and any updates in this Form 10‑Q.

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

At March 31, 2026, the shocks presented assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.13%	-8.46%	Rising	3.00%	98,922	-10.25%
3.21%	-6.03%	Rising	2.00%	102,036	-7.42%
3.39%	-0.84%	Rising	1.00%	108,405	-1.65%
3.42%	0.00%	Flat	0.00%	110,219	0.00%
3.38%	-1.07%	Falling	-1.00%	110,039	-0.16%
3.17%	-7.35%	Falling	-2.00%	104,652	-5.05%
3.03%	-11.41%	Falling	-3.00%	101,927	-7.52%

The Bank’s balance sheet is slightly liability-sensitive with static balances and static rates. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks up to a 5.00% fluctuation and over a 24-month time frame, as well as alternate yield curve scenarios. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds and the opportunity to garner noninterest revenue from services provided. Savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice. Many of the CD renewals in late 2025 went into shorter terms as we were managing the Bank in a falling rate environment.

The Bank was aggressive in dropping its non-maturity deposit rates while the Fed was cutting their rate over the past 18 months. We have a modest opportunity to be aggressive with future Fed rate cuts. The Bank’s monthly cost of funds held steady at 2.58% from December 31, 2025, to March 31, 2026. Older loans and investments will continue to reprice higher, in aggregate, in the next twelve months based on current rates. The Bank continues to review and adjust its assumptions concerning decay rates, deposit betas, key rate ties, and loan prepayment speeds. Rates are modified as index rates change. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as indicated below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2026.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs (1)
1/1/2026 to 1/31/2026					650,000

2/1/2026 to 2/28/2026					650,000

3/1/2026 to 3/31/2026	2,261	(2)	25.86		650,000
Total	2,261		25.86	—	650,000

(1)
From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 27, 2026. On that date, the Board of Directors authorized the repurchase of 650,000 common shares between January 27, 2026 and December 31, 2026.
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
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2025).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	April 29, 2026	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	April 29, 2026	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer