Form 10-Q
period 2026-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2026-07-29
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,773,162
Class	Outstanding as of July 27, 2026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - June 30, 2026 and December 31, 2025	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2026 and June 30, 2025	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2026 and June 30, 2025	6

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2026 and June 30, 2025	7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 and June 30, 2025	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

PART II.	OTHER INFORMATION	74

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	77

Signatures		78

Exhibit 101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$155,879	$97,249
Federal funds sold	511	469
Total cash and cash equivalents	156,390	97,718
Interest-bearing time deposits	518	1,498
Securities - available-for-sale	441,254	422,072
Other securities, at cost	10,681	13,032
Loans held for sale	2,994	3,934
Loans, net of allowance for credit losses of $27,941 and $27,688	2,677,072	2,685,990
Premises and equipment	30,334	31,864
Goodwill	86,358	86,358
Loan servicing rights	5,085	5,175
Bank owned life insurance	48,021	47,410
Other assets	43,411	39,331
Total Assets	$3,502,118	$3,434,382

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$506,119	$527,327
Interest-bearing
NOW accounts	898,902	876,151
Savings	771,379	729,472
Time	693,008	597,785
Total deposits	2,869,408	2,730,735
Securities sold under agreements to repurchase	14,771	37,718
Federal Home Loan Bank (FHLB) advances	168,447	227,377
Subordinated notes, net of unamortized issuance costs	34,991	34,933
Dividend payable	3,130	3,125
Accrued expenses and other liabilities	26,655	29,632
Total liabilities	3,117,402	3,063,520

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value; authorized 40,000,000 shares; issued 14,564,425 shares; outstanding 13,779,385 shares 6/30/26 and 13,748,074 shares 12/31/25	135,510	135,531
Treasury stock - 785,040 shares 6/30/26 and 816,351 shares 12/31/25	(10,293)	(10,636)
Retained earnings	273,455	257,855
Accumulated other comprehensive loss	(13,956)	(11,888)
Total stockholders' equity	384,716	370,862
Total Liabilities and Stockholders' Equity	$3,502,118	$3,434,382

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2025, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest Income
Loans, including fees	$40,839	$39,530	$80,666	$76,602
Debt securities:
U.S. Treasury and government agencies	2,712	2,231	5,017	4,328
Municipalities	347	369	696	751
Dividends	239	311	484	649
Federal funds sold and other	1,510	1,051	2,082	2,164
Total interest income	45,647	43,492	88,945	84,494
Interest Expense
Deposits	14,432	14,813	27,681	28,801
Federal funds purchased and securities sold under agreements to repurchase	118	272	263	543
Borrowed funds	1,894	2,411	4,070	4,961
Subordinated notes	285	285	569	569
Total interest expense	16,729	17,781	32,583	34,874
Net Interest Income - Before Provision for Credit Losses	28,918	25,711	56,362	49,620
Provision for Credit Losses - Loans	173	661	475	1,472
Provision for (Recovery) of Credit Losses - Off Balance Sheet Credit Exposures	148	27	154	(233)
Net Interest Income - After Provision for Credit Losses	28,597	25,023	55,733	48,381
Noninterest Income
Customer service fees	544	330	1,027	711
Other service charges and fees	1,301	1,206	2,584	2,330
Interchange income	1,347	1,259	2,860	2,680
Loan servicing income	846	629	1,684	1,391
Net gain on sale of loans	683	257	1,258	541
Increase in cash surrender value of bank owned life insurance	681	239	1,336	483
Gain (loss) on sale of other assets owned	30	15	30	(39)
Loss on sale of available-for-sale securities	-	-	(347)	-
Total noninterest income	5,432	3,935	10,432	8,097

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest Expense
Salaries and wages	8,381	7,567	16,648	15,445
Employee benefits	2,338	2,265	4,717	4,669
Net occupancy expense	931	1,075	2,100	2,274
Furniture and equipment	1,594	1,414	3,160	2,692
Data processing	778	1,057	1,772	1,614
Franchise taxes	395	397	795	794
ATM expense	561	761	1,137	1,252
Advertising	363	356	835	859
FDIC assessment	389	448	785	913
Servicing rights amortization - net	328	234	851	361
Loan expense	578	328	887	556
Consulting fees	325	494	579	1,239
Professional fees	425	502	925	1,061
Intangible asset amortization	304	444	609	889
Other general and administrative	1,574	1,918	3,265	3,402
Total noninterest expense	19,264	19,260	39,065	38,020
Income Before Income Taxes	14,765	9,698	27,100	18,458
Income Taxes	2,968	1,988	5,725	3,796
Net Income	$11,797	$7,710	$21,375	$14,662
Basic Earnings Per Share	$0.86	$0.56	$1.55	$1.07
Diluted Earnings Per Share	$0.86	$0.56	$1.55	$1.07
Dividends Declared	$0.23000	$0.22125	$0.46000	$0.44250

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income	$11,797	$7,710	$21,375	$14,662
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(545)	1,149	(2,965)	7,613
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	347	-
Net unrealized gain (loss) on available-for-sale securities	(545)	1,149	(2,618)	7,613
Tax expense (benefit)	(115)	241	(550)	1,599
Other comprehensive income (loss)	(430)	908	(2,068)	6,014
Comprehensive Income	$11,367	$8,618	$19,307	$20,676

See Notes to Condensed Consolidated Unaudited Financial Statements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND SIX Months Ended June 30, 2026

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2026	13,748,074	$135,531	$(10,636)	$257,855	$(11,888)	$370,862
Net income	-	-	-	9,578	-	9,578
Other comprehensive loss	-	-	-	-	(1,638)	(1,638)
Purchase of treasury stock	(2,261)	-	(57)	-	-	(57)
Issuance of 23,479 shares of restricted stock (Net of forfeitures - 625)	22,854	(592)	290	302	-	-
Stock-based compensation expense	-	331	-	-	-	331
Cash dividends declared - $0.23 per share	-	-	-	(3,128)	-	(3,128)
Balance - March 31, 2026	13,768,667	135,270	(10,403)	264,607	(13,526)	375,948
Net income	-	-	-	11,797	-	11,797
Other comprehensive loss	-	-	-	-	(430)	(430)
Purchase of treasury stock	(1,460)	-	(42)	-	-	(42)
Issuance of 5,813 shares of restricted stock (Net of forfeitures - 550)	5,263	(145)	61	84	-	-
Stock-based compensation expense	-	385	-	-	-	385
Director stock award	6,915	-	91	97	-	188
Cash dividends declared - $0.23 per share	-	-	-	(3,130)	-	(3,130)
Balance - June 30, 2026	13,779,385	$135,510	$(10,293)	$273,455	$(13,956)	$384,716

See Notes to Condensed Consolidated Unaudited Financial Statements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND SIX months Ended June 30, 2025

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2025	13,699,536	$135,565	$(10,985)	$235,854	$(25,223)	$335,211
Net income	-	-	-	6,952	-	6,952
Other comprehensive income	-	-	-	-	5,106	5,106
Purchase of treasury stock	(981)	-	(23)	-	-	(23)
Issuance of 20,731 shares of restricted stock (Net of forfeitures - 950)	19,781	(510)	240	270	-	-
Stock-based compensation expense	-	352	-	-	-	352
Cash dividends declared - $0.22125 per share	-	-	-	(2,997)	-	(2,997)
Balance - March 31, 2025	13,718,336	135,407	(10,768)	240,079	(20,117)	344,601
Net income	-	-	-	7,710	-	7,710
Other comprehensive income	-	-	-	-	908	908
Forfeiture of 250 shares of restricted stock	(250)	6	(6)	-	-	-
Stock-based compensation expense	-	392	-	-	-	392
Director stock award	7,912	-	100	81	-	181
Cash dividends declared - $0.22125 per share	-	-	-	(3,000)	-	(3,000)
Balance - June 30, 2025	13,725,998	$135,805	$(10,674)	$244,870	$(19,209)	$350,792

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net income	$21,375	$14,662
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,963	1,971
Amortization (accretion) of premiums and discounts on available-for-sale securities, net	(207)	113
Capitalized additions to servicing rights	(761)	(515)
Servicing rights amortization and impairment	851	361
Amortization of core deposit intangible	548	828
Amortization of customer list intangible	61	61
Net accretion of fair value adjustments	(792)	(1,177)
Amortization of subordinated note issuance costs	58	57
Stock-based compensation expense	716	744
Director stock awards	188	181
Provision for credit losses - loans	475	1,472
Provision for (recovery of) credit losses - off balance sheet credit exposures	154	(233)
Gain on sale of loans held for sale	(1,258)	(541)
Originations of loans held for sale	(49,435)	(30,158)
Proceeds from sale of loans held for sale	51,633	27,336
(Gain) loss on derivatives	32	(22)
(Gain) loss on sale of other assets owned	(30)	39
Loss on sales of securities available-for-sale	347	-
Increase in cash surrender value of bank owned life insurance	(1,336)	(483)
Change in other assets and other liabilities, net	(6,130)	(2,583)
Net cash provided by operating activities	18,452	12,113
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	45,140	32,785
Sales	5,354	-
Purchases	(72,434)	(29,831)
Activity in other securities, at cost:
Purchases of FHLB stock	(521)	(472)
Proceeds from redemption of FHLB stock	2,872	878
Purchase of bank owned life insurance	(2,500)	-
Proceeds from bank owned life insurance	3,226	-
Change in interest-bearing time deposits	980	490
Proceeds from sale of other assets owned	977	15
Additions to premises and equipment	(872)	(1,105)
Net decrease (increase) on loan originations and principal collections	7,561	(63,268)
Net cash used in investing activities	(10,217)	(60,508)

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Financing Activities
Net change in deposits	138,673	23,564
Net change in federal funds purchased and securities sold under agreements to repurchase	(22,947)	344
Proceeds from FHLB advances	32,180	-
Repayment of FHLB advances	(91,117)	(57,617)
Purchase of treasury stock	(99)	(23)
Cash dividends paid on common stock	(6,253)	(5,993)
Net cash provided by (used in) financing activities	50,437	(39,725)
Net Increase (Decrease) in Cash and Cash Equivalents	58,672	(88,120)
Cash and Cash Equivalents - Beginning of year	97,718	176,351
Cash and Cash Equivalents - End of period	$156,390	$88,231

Supplemental Information
Supplemental cash flow information:
Interest paid	$33,452	$34,859
Federal income taxes paid	5,300	4,410
State income taxes paid	335	177
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	319	-
Cash dividends declared not paid	3,130	3,000

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that are expected for the year ended December 31, 2026. The condensed consolidated balance sheet of the Company as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

Changes in accretable yield, or income expected to be collected, for the acquisition of Peoples Federal Savings and Loan completed in 2022, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning Balance	$46	$277	$104	$335
Accretion	(46)	(58)	(104)	(116)
Ending Balance	$-	$219	$-	$219

Changes in accretable yield, or income expected to be collected, for the acquisition of Perpetual Federal Savings Bank completed in 2021, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning Balance	$-	$1,117	$112	$1,453
Accretion	-	(335)	(112)	(671)
Ending Balance	$-	$782	$-	$782

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, for the acquisition of Ossian State Bank completed in 2021, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning Balance	$-	$67	$-	$107
Accretion	-	(39)	-	(79)
Ending Balance	$-	$27	$-	$27

The acquisition of Ossian State Bank resulted in the recognition of $980 thousand in core deposit intangible assets, the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposit intangible assets and the acquisition of Peoples Federal Savings and Loan resulted in the recognition of $6 million in core deposit intangible assets which are all being amortized over its remaining economic useful life of 7 years on a straight line basis. Core deposit intangible is included in other assets on the condensed consolidated balance sheets.

The amortization expense of the core deposit intangible for the six months ended June 30, 2025 was $828 thousand of which $280 thousand was related to the acquisition of Bank of Geneva on January 1, 2019. Of the approximately $1.1 million to be expensed in 2026, $548 thousand has been expensed for the six months ended June 30, 2026. Annual amortization of core deposit intangible assets is as follows:

	Ossian	Perpetual	Peoples	Total
2026	$140	$95	$861	$1,096
2027	140	95	861	1,096
2028	47	72	861	980
2029	-	-	646	646
	$327	$262	$3,229	$3,818

The purchase of Adams County Financial Resources in 2020 resulted in the allocation of $800 thousand to customer list intangible, included in other assets, to be amortized over 6.5 years on a straight-line basis.

The amortization expense of the customer list intangible for the six months ended June 30, 2025 was $61 thousand. Of the $123 thousand to be expensed in 2026, $61 thousand has been expensed for the six months ended June 30, 2026. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2026	$123
2027	49
$172

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2026 and December 31, 2025, are as follows:

	(In Thousands)
	June 30, 2026
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$118,587	$-	$(3,047)	$115,540
U.S. Government agencies	109,297	5	(3,601)	105,701
Mortgage-backed securities	173,176	186	(8,656)	164,706
State and local governments	57,860	28	(2,581)	55,307
Total available-for-sale securities	$458,920	$219	$(17,885)	$441,254

	(In Thousands)
	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$91,988	$157	$(2,292)	$89,853
U.S. Government agencies	136,026	116	(4,181)	131,961
Mortgage-backed securities	150,081	1,034	(7,733)	143,382
State and local governments	59,025	71	(2,220)	56,876
Total available-for-sale securities	$437,120	$1,378	$(16,426)	$422,072

Information pertaining to securities with gross unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2026
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(851)	$72,400	$(2,196)	$43,140	$(3,047)	$115,540
U.S. Government agencies	(38)	5,089	(3,563)	96,666	(3,601)	101,755
Mortgage-backed securities	(943)	80,649	(7,713)	49,771	(8,656)	130,420
State and local governments	(48)	4,480	(2,533)	44,691	(2,581)	49,171
Total available-for-sale securities	$(1,880)	$162,618	$(16,005)	$234,268	$(17,885)	$396,886

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(5)	$7,038	$(2,287)	$50,161	$(2,292)	$57,199
U.S. Government agencies	-	-	(4,181)	120,103	(4,181)	120,103
Mortgage-backed securities	(50)	8,214	(7,683)	59,386	(7,733)	67,600
State and local governments	(6)	2,534	(2,214)	45,202	(2,220)	47,736
Total available-for-sale securities	$(61)	$17,786	$(16,365)	$274,852	$(16,426)	$292,638

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from sales of securities totaled approximately $5.4 million during the first quarter of 2026, resulting in gross losses of $347 thousand. There were no sales of securities during the six months ended June 30, 2025. Below are the gross realized gains or losses for the three and six months ended June 30, 2026 and June 30, 2025.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	-	(347)	-
Net realized losses	$-	$-	$(347)	$-
Tax benefit related to net realized losses	$-	$-	$(73)	$-

Net realized loss on sales and related tax benefit is reclassified out of accumulated other comprehensive loss. The net realized loss is included in net loss on sale of available-for-sale securities and the related tax benefit is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$65,453	$64,672
After one year through five years	186,681	178,901
After five years through ten years	33,610	32,975
After ten years	-	-
Total	$285,744	$276,548
Mortgage-backed securities	173,176	164,706
Total	$458,920	$441,254

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Investments with a carrying value of $250.6 million and $238.2 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $26.5 million and $28.3 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at June 30, 2026 and December 31, 2025, respectively.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $10.7 million as of June 30, 2026 and $13 million as of December 31, 2025.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

The Company had $3 million in loans held for sale at June 30, 2026 as compared to $3.9 million in loans held for sale at December 31, 2025.

Loan balances as of June 30, 2026 and December 31, 2025 are summarized below:

	(In Thousands)
Loans:	June 30, 2026	December 31, 2025
Consumer Real Estate	$533,438	$526,439
Agricultural Real Estate	208,223	217,034
Agricultural	244,611	218,050
Commercial Real Estate	1,308,600	1,355,571
Commercial and Industrial	337,487	314,405
Consumer	50,953	58,838
Other	22,574	23,133
	2,705,886	2,713,470
Less: Net deferred loan fees and costs	(1,419)	(1,511)
	2,704,467	2,711,959
Less: Allowance for credit losses	(27,941)	(27,688)
Plus: Basis adjustment related to fair value hedges	546	1,719
Loans - Net	$2,677,072	$2,685,990

Presented below are fixed rate loans and variable rate loans by portfolio segment as of June 30, 2026 and December 31, 2025:

	(In Thousands)
	June 30, 2026		December 31, 2025
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$256,141	$277,297	$267,368	$259,071
Agricultural Real Estate	96,221	112,002	104,902	112,132
Agricultural	63,014	181,597	63,789	154,261
Commercial Real Estate	733,863	574,737	800,127	555,444
Commercial and Industrial	145,428	192,059	147,465	166,940
Consumer	50,849	104	58,809	29
Other	13,278	9,296	13,709	9,424

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

As of June 30, 2026 and December 31, 2025 one to four family residential mortgage loans amounting to $169.1 million and $175.8 million, respectively, and HELOC loans amounting to $17.2 million and $15.8 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank "FHLB". The Bank has also pledged eligible commercial real estate loans of $223.2 million and $231.8 million as of June 30, 2026 and December 31, 2025, respectively, to the FHLB in addition to eligible multi-family real estate loans which amounted to $21 million and $29.1 million as of June 30, 2026 and December 31, 2025, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the contractual aging at amortized cost in past due loans by portfolio segment of loans as of June 30, 2026 and December 31, 2025:

	(In Thousands)
June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$2,416	$365	$180	$2,961	$531,151	$534,112
Agricultural Real Estate	413	460	4,252	5,125	202,891	208,016
Agricultural	205	50	110	365	244,594	244,959
Commercial Real Estate	-	-	-	-	1,306,154	1,306,154
Commercial and Industrial	474	140	-	614	336,512	337,126
Consumer	103	26	66	195	51,331	51,526
Other	-	-	-	-	22,574	22,574
Total	$3,611	$1,041	$4,608	$9,260	$2,695,207	$2,704,467

	(In Thousands)
December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$3,536	$919	$766	$5,221	$521,822	$527,043
Agricultural Real Estate	516	-	130	646	216,184	216,830
Agricultural	-	1,444	50	1,494	216,851	218,345
Commercial Real Estate	56	-	141	197	1,352,822	1,353,019
Commercial and Industrial	-	-	-	-	314,096	314,096
Consumer	198	35	83	316	59,177	59,493
Other	-	-	-	-	23,133	23,133
Total	$4,306	$2,398	$1,170	$7,874	$2,704,085	$2,711,959

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present nonaccrual loans by portfolio segment as of June 30, 2026 and as of December 31, 2025.

	(In Thousands)
	June 30, 2026
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$2,473	$2,652	$-
Agricultural Real Estate	728	4,527	-
Agricultural	116	116	-
Commercial Real Estate	-	-	-
Commercial & Industrial	-	-	-
Consumer	88	88	-
Total	$3,405	$7,383	$-

	(In Thousands)
	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,339	$4,050	$-
Agricultural Real Estate	5,347	5,347	-
Agricultural	1,441	1,441	-
Commercial Real Estate	141	141	-
Commercial & Industrial	-	134	-
Consumer	143	143	-
Total	$10,411	$11,256	$-

Interest income on nonaccrual loans, recognized on a cash basis, was $67 thousand and $94 thousand for the three and six months ended June 30, 2026 compared to $31 thousand and $52 thousand for the three and six months ended June 30, 2025.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans at amortized cost, by portfolio segment and year of origination, based on the most recent analysis performed as of June 30, 2026 and December 31, 2025:

	(In Thousands)
	June 30, 2026
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$34,326	$49,315	$23,672	$46,466	$65,976	$216,803	$436,558	$92,642	$466	$529,666
Special Mention (5)	579	-	-	-	-	173	752	19	-	771
Substandard (6)	-	340	705	503	64	1,866	3,478	160	37	3,675
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$34,905	$49,655	$24,377	$46,969	$66,040	$218,842	$440,788	$92,821	$503	$534,112
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$3	$3

Agricultural Real Estate
Risk Rating
Pass (1-4)	$14,799	$23,037	$19,125	$20,522	$26,982	$92,625	$197,090	$81	$-	$197,171
Special Mention (5)	-	221	19	880	243	614	1,977	-	-	1,977
Substandard (6)	-	20	3,799	850	2,704	1,495	8,868	-	-	8,868
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$14,799	$23,278	$22,943	$22,252	$29,929	$94,734	$207,935	$81	$-	$208,016
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$23,325	$34,628	$5,018	$4,395	$6,588	$5,522	$79,476	$131,541	$-	$211,017
Special Mention (5)	1,026	1,524	44	55	234	-	2,883	5,803	-	8,686
Substandard (6)	1,291	2,194	451	476	364	6	4,782	20,474	-	25,256
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$25,642	$38,346	$5,513	$4,926	$7,186	$5,528	$87,141	$157,818	$-	$244,959
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	June 30, 2026
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$119,922	$217,312	$119,962	$148,060	$328,667	$288,782	$1,222,705	$5,489	$-	$1,228,194
Special Mention (5)	-	4,364	1,194	24,114	13,912	7,665	51,249	-	-	51,249
Substandard (6)	1,104	1,781	54	3,303	16,496	3,973	26,711	-	-	26,711
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$121,026	$223,457	$121,210	$175,477	$359,075	$300,420	$1,300,665	$5,489	$-	$1,306,154
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$33,062	$56,260	$15,987	$34,447	$24,173	$9,841	$173,770	$128,568	$-	$302,338
Special Mention (5)	1,299	166	230	2,251	53	-	3,999	18,078	-	22,077
Substandard (6)	-	273	177	-	15	117	582	12,129	-	12,711
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$34,361	$56,699	$16,394	$36,698	$24,241	$9,958	$178,351	$158,775	$-	$337,126
Gross charge-offs YTD	$-	$-	$-	$-	$39	$-	$39	$-	$-	$39

Other
Risk Rating
Pass (1-4)	$326	$586	$-	$-	$-	$18,340	$19,252	$-	$-	$19,252
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	3,322	3,322	-	-	3,322
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$326	$586	$-	$-	$-	$21,662	$22,574	$-	$-	$22,574
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$52,684	$28,385	$52,324	$71,008	$82,628	$150,780	$437,809	$83,296	$462	$521,567
Special Mention (5)	-	-	-	-	131	47	178	19	-	197
Substandard (6)	259	746	578	492	1,318	1,694	5,087	23	169	5,279
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$52,943	$29,131	$52,902	$71,500	$84,077	$152,521	$443,074	$83,338	$631	$527,043
Gross charge-offs YTD	$-	$-	$20	$-	$-	$-	$20	$-	$-	$20

Agricultural Real Estate
Risk Rating
Pass (1-4)	$28,079	$20,758	$23,792	$30,919	$20,242	$84,889	$208,679	$88	$-	$208,767
Special Mention (5)	-	-	-	32	-	282	314	-	-	314
Substandard (6)	-	4,890	863	845	1,065	86	7,749	-	-	7,749
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$28,079	$25,648	$24,655	$31,796	$21,307	$85,257	$216,742	$88	$-	$216,830
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$40,636	$7,157	$6,692	$8,617	$3,157	$4,373	$70,632	$126,147	$419	$197,198
Special Mention (5)	53	22	-	305	11	-	391	4,417	-	4,808
Substandard (6)	2,293	29	90	44	-	-	2,456	13,883	-	16,339
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$42,982	$7,208	$6,782	$8,966	$3,168	$4,373	$73,479	$144,447	$419	$218,345
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$244,689	$132,260	$157,885	$362,675	$175,569	$160,103	$1,233,181	$5,369	$-	$1,238,550
Special Mention (5)	4,355	1,211	23,915	12,380	12,381	2,088	56,330	-	-	56,330
Substandard (6)	1,814	55	34,868	13,274	1,357	6,771	58,139	-	-	58,139
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$250,858	$133,526	$216,668	$388,329	$189,307	$168,962	$1,347,650	$5,369	$-	$1,353,019
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$58,239	$20,557	$38,008	$28,674	$10,454	$6,310	$162,242	$135,200	$45	$297,487
Special Mention (5)	545	42	2,418	63	165	-	3,233	1,049	-	4,282
Substandard (6)	-	33	259	21	135	-	448	11,745	-	12,193
Doubtful (7)	-	134	-	-	-	-	134	-	-	134
Total Commercial & Industrial	$58,784	$20,766	$40,685	$28,758	$10,754	$6,310	$166,057	$147,994	$45	$314,096
Gross charge-offs YTD	$-	$27	$147	$26	$-	$50	$250	$-	$-	$250

Other
Risk Rating
Pass (1-4)	$600	$-	$-	$-	$14,870	$3,997	$19,467	$-	$-	$19,467
Special Mention (5)	-	-	-	-	-	3,666	3,666	-	-	3,666
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$600	$-	$-	$-	$14,870	$7,663	$23,133	$-	$-	$23,133
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer loans, the Company evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance as of June 30, 2026 and December 31, 2025 by year of origination.

	(In Thousands)
	June 30, 2026
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$6,806	$19,379	$6,085	$5,876	$10,563	$2,101	$50,810	$627	$51,437
Nonperforming	-	36	19	-	23	11	89	-	89
Total Consumer	$6,806	$19,415	$6,104	$5,876	$10,586	$2,112	$50,899	$627	$51,526
Gross charge-offs YTD	$135	$150	$40	$28	$9	$3	$365	$-	$365

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by portfolio segment as of June 30, 2026 and December 31, 2025:

(In Thousands)
June 30, 2026
Collateral
Dependent Loans
Consumer Real Estate	$2,651
Agricultural Real Estate	4,267
Agricultural	110
Commercial Real Estate	-
Commercial & Industrial	-
Consumer	11
Total	$7,039

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

The specific reserve portion of the allowance for credit losses (ACL) for collateral dependent loans was $211 thousand and $145 thousand at June 30, 2026 and December 31, 2025, respectively

The Company periodically modifies a loan for a borrower experiencing financial difficulty in an effort to enhance the borrowers' performance on the note. Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three and six months ended June 30, 2026 and 2025, there were no new loan modifications to borrowers experiencing financial difficulty.

For the three and six months ended June 30, 2026 and 2025, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

As of June 30, 2026, the Company had no foreclosed residential real estate property obtained by physical possession and $208 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $1.4 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2025. As of June 30, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $925 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The ACL has a direct impact on the provision expense. An increase in the ACL is funded through recoveries and provision expense.

The Company segregates its allowance into two reserves: The ACL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total ACL as determined using the Current Expected Credit Losses (CECL) methodology.

The allowance does not include an accretable yield of $216 thousand as of December 31, 2025, related to the acquisitions of Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022, as previously discussed in Note 2. As of June 30, 2026, the remaining accretable yield has been accreted into income and has a zero balance.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and six months ended June 30, 2026 and June 30, 2025 in addition to the activity within the ACL for each portfolio segment and ending balances as of and for the year ended December 31, 2025:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended June 30, 2026
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$4,599	$1,092	$516	$16,282	$3,486	$1,316	$539	$27,830
Provision for (recovery of) credit losses - loans	452	(146)	298	(390)	52	(89)	(4)	173
Charge-offs	-	-	-	-	(39)	(134)	-	(173)
Recoveries	2	-	52	2	1	54	-	111
Ending Balance	$5,053	$946	$866	$15,894	$3,500	$1,147	$535	$27,941

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Six Months Ended June 30, 2026
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688
Provision for (recovery of) credit losses-loans	786	211	340	(1,539)	250	438	(11)	475
Charge-offs	(3)	-	-	-	(39)	(365)	-	(407)
Recoveries	4	-	52	5	3	121	-	185
Ending Balance	$5,053	$946	$866	$15,894	$3,500	$1,147	$535	$27,941

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended June 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,683	$771	$306	$16,907	$3,165	$952	$568	$26,352
Provision for (recovery of) credit losses - loans	(31)	(33)	27	431	205	53	9	661
Charge-offs	-	-	-	-	-	(132)	-	(132)
Recoveries	1	-	1	16	6	72	-	96
Ending Balance	$3,653	$738	$334	$17,354	$3,376	$945	$577	$26,977

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Six Months Ended June 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	108	(157)	39	775	420	272	15	1,472
Charge-offs	-	-	-	-	(25)	(442)	-	(467)
Recoveries	2	-	10	19	12	103	-	146
Ending Balance	$3,653	$738	$334	$17,354	$3,376	$945	$577	$26,977

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Year Ended December 31, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	738	(160)	179	844	533	478	(16)	2,596
Charge-offs	(20)	-	-	-	(250)	(758)	-	(1,028)
Recoveries	5	-	10	24	34	221	-	294
Ending Balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity in the AULC for the three and six months ended June 30, 2026 and June 30, 2025 in addition to the activity in the AULC and ending balances as of and for the year ended December 31, 2025:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended June 30, 2026
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,041
Provision for credit losses - off balance sheet credit exposures	148
Charge-offs	-
Recoveries	-
Ending Balance	$1,189

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Six Months Ended June 30, 2026
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,035
Recovery of credit losses-off balance sheet credit exposures	154
Charge-offs	-
Recoveries	-
Ending Balance	$1,189

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended June 30, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,281
Recovery of credit losses - off balance sheet credit exposures	27
Charge-offs	-
Recoveries	-
Ending Balance	$1,308

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $365.5, $362.8 and $362.6 million at June 30, 2026 and 2025 and at December 31, 2025, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $168.2, $146.8 and $153.4 million at June 30, 2026 and 2025 and at December 31, 2025, respectively.

The balance of capitalized servicing rights included in assets at June 30, 2026 and 2025 and at December 31, 2025 for 1-4 family real estate loans, was $3.8, $3.5 and $3.6 million, respectively. Agricultural real estate loan servicing rights were $2.6, $2.3 and $2.4 million at June 30, 2026 and 2025 and at December 31, 2025, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of June 30, 2026 and 2025 was $4.3 million and $4.7 million, respectively, and at December 31, 2025 was $4.5 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $1.3 million and $2.3 million as of June 30, 2026 and 2025, respectively, and was $1.5 million at December 31, 2025. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 11.7% and 7.7% were utilized at June 30, 2026 and 2025, respectively, and 9.8% at December 31, 2025. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 1.536% and 0.447% for fixed rate agricultural real estate loans at June 30, 2026 and 2025, respectively, compared to 1.054% at December 31, 2025. At June 30, 2026, two 1-4 family real estate strata, which included 67 of the total 3,573 loans, were slightly below the carrying value using a discount yield of 5.77% which resulted in the need to establish a $5 thousand valuation allowance. At June 30, 2026, the carrying value of all fourteen agricultural real estate strata, which included 666 loans, using an approximate discount rate of 7.84% were higher than the fair value requiring an impairment expense of $396 thousand, bringing the valuation allowance to $1.3 million. At June 30, 2025, two 1-4 family real estate strata, which included 77 of the total 3,629 loans, were slightly below the carrying value using a discount yield of 5.52% which resulted in the need to establish a $3 thousand valuation allowance. At June 30, 2025, the carrying value of twelve agricultural real estate strata, which included 147 of the total 643 loans, using an approximate discount rate of 8.37% were higher than the fair value requiring a $84 thousand valuation allowance to be established.

The following table presents the activity in the mortgage servicing rights for the three and six months ended June 30, 2026 and 2025.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning Balance	$6,159	$5,853	$6,058	$5,753
Capitalized Additions	441	239	761	515
Amortization	(236)	(195)	(455)	(371)
Ending Balance, June 30,	6,364	5,897	6,364	5,897
Valuation Allowance	(1,279)	(87)	(1,279)	(87)
Servicing Rights net, June 30,	$5,085	$5,810	$5,085	$5,810

NOTE 6 EARNINGS PER SHARE

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Directors, whether outside or also an officer of the Company or the Bank, as a portion of their retainer for services rendered. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing in June of 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day closing price. On June 4, 2026, ten directors each received $17,505 which equated to 645 shares and one Director received $12,620 which equated to 465 shares. On June 5, 2025, ten directors each received $17,496 which equated to 762 shares and one Director received $6,704 which equated to 292 shares. On July 29, 2025, one new Director received 288 prorated shares worth approximately $7,436. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Any stock awards to senior management are made in March with other officers receiving any awards in August. On March 2, 2026, senior management received stock awards of 23,479 shares worth $607,167. During second quarter 2026, officers received stock awards of 5,813 shares worth $158,477. On March 1, 2025, senior management received stock awards of 19,767 shares worth $508,012 while other officers received stock awards of 39,525 shares worth slightly more than $1 million in August of 2025.

The table below presents basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025.

	(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per share
Net income	$11,797	$7,710	$21,375	$14,662
Less: distributed earnings allocated to participating securities	(40)	(38)	(80)	(77)
Less: undistributed earnings allocated to participating securities	(108)	(59)	(186)	(103)
Net earnings available to common shareholders	$11,649	$7,613	$21,109	$14,482

Weighted average common shares outstanding including participating securities	13,773,387	13,720,339	13,764,087	13,713,211
Less: average unvested restricted shares	(173,007)	(172,894)	(171,107)	(168,549)
Weighted average common shares outstanding	13,600,380	13,547,445	13,592,980	13,544,662
Basic and diluted earnings per share	$0.86	$0.56	$1.55	$1.07

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENTS

The Bank entered into three pay-fixed receive variable interest rate swap transactions, with a combined notional value of $100 million, designated and qualifying as accounting hedges during the last quarter of 2023.

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2026 and December 31, 2025.

	(In Thousands)
	June 30, 2026		December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$203,070	$546	$214,513	$1,719

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at June 30, 2026 and December 31, 2025, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	1.1	$(414)	USD-SOFR-OIS	4.47%
Total swap portfolio at June 30, 2026	$100,000	1.1	$(414)	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2025	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at both June 30, 2026 and December 31, 2025. Collateral posted and received is dependent on the market valuation of the underlying hedges.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at June 30, 2026 and December 31, 2025.

	(In Thousands)
	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$-	$-	$-	$-
Total contracts	$-	$-	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$100,000	$(414)	$100,000	$(1,555)
Total contracts	$100,000	$(414)	$100,000	$(1,555)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three and six months ended June 30, 2026 and June 30, 2025.

	(In Thousands)
	Three Months Ended		Six Months Ended
Line Item in the Consolidated Statements of Income	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest Income
Loans, including fees	$(237)	$(21)	$(444)	$(45)
Other	21	25	42	50
Total interest income	$(216)	$4	$(402)	$5

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

At June 30, 2026 and December 31, 2025, the balance of the Company's investments in qualified affordable housing projects was $2.9 million and $3.1 million, respectively. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified housing projects totaled $335 and $418 thousand at June 30, 2026 and December 31, 2025, respectively. These balances are reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2026 or 2025.

The following tables present the Company's investments in qualified affordable housing projects as of June 30, 2026 and December 31, 2025 along with the related expenses and tax credits recognized for the three and six months ended June 30, 2026 and June 30, 2025.

	(In Thousands)
	June 30, 2026	December 31, 2025
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(335)	(418)
Net funded low-income-housing tax credit investments	$3,665	$3,582

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization expense	$112	$112	$224	$224

Tax credits recognized	$112	$111	$224	$223

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$115,540	$-	$-
U.S. Government agencies	14,780	90,921	-
Mortgage-backed securities	-	164,706	-
State and local governments	-	53,864	1,443
Total Securities Available-for-Sale	$130,320	$309,491	$1,443
Interest rate swap liabilities	$-	$(414)	$-

	(In Thousands)
December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$89,853	$-	$-
U.S. Government agencies	30,080	101,881	-
Mortgage-backed securities	-	143,382	-
State and local governments	1,483	53,938	1,455
Total Securities Available-for-Sale	$121,416	$299,201	$1,455
Interest rate swaps liabilities	$-	$(1,555)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six months ended June 30, 2026 and June 30, 2025.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at April 1, 2026	$185	$1,264	$1,449

Change in Fair Value	-	(6)	(6)

Payments, Maturities & Calls	-	-	-

Balance at June 30, 2026	$185	$1,258	$1,443

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2026	$185	$1,270	$1,455

Change in Fair Value	-	(12)	(12)

Payments, Maturities & Calls	-	-	-

Balance at June 30, 2026	$185	$1,258	$1,443

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

There were no securities that transferred in or out of Level 3 during the six months ended June 30, 2026 or the twelve months ended December 31, 2025.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At both June 30, 2026 and December 31, 2025, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2026 and December 31, 2025, collateral dependent loans categorized as Level 3 were $4 million and $860 thousand, respectively. The specific allocation for collateral dependent loans was $211 thousand as of June 30, 2026 and $145 thousand as of December 31, 2025. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2026 and 2025, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $1.3 million and $883 thousand at June 30, 2026 and December 31, 2025, respectively. In both time periods, only $5 thousand is related to 1-4 family real estate loans with the remainder related to agricultural real estate loans.

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2026
	Balance at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,779	$-	$-	$3,779
Loan servicing rights	1,287	-	-	1,287

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$715	$-	$-	$715
Loan servicing rights	1,556	-	-	1,556

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2026	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,443	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.44-3.89% (3.83%)

Collateral dependent loans	3,779	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-25.00% (24.76%)

Loan servicing rights	1,287	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	27.00-626.84% ( 49.83%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2025	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,455	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.26-3.75% (3.68%)

Collateral dependent loans	715	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (24.68%)

Loan servicing rights	1,556	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	22.72-583.71% (36.21%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments not carried at fair value as of June 30, 2026 and December 31, 2025 are reflected below.

	(In Thousands)
	June 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$156,390	$156,390	$156,390	$-	$-
Interest-bearing time deposits	518	519	-	519	-
Other securities	10,681	10,681	-	-	10,681
Loans held for sale	2,994	2,994	-	-	2,994
Loans, net	2,677,072	2,574,893	-	-	2,574,893
Interest receivable	14,714	14,714	-	-	14,714

Financial Liabilities:
Noninterest-bearing deposits	$506,119	$506,119	$506,119	$-	$-
Interest-bearing deposits	1,670,281	1,669,828	-	-	1,669,828
Time deposits	693,008	690,026	-	-	690,026
Total Deposits	2,869,408	2,865,973	506,119	-	2,359,854

Federal funds purchased and securities sold under agreement to repurchase	14,771	14,771	-	-	14,771
Federal Home Loan Bank advances	168,447	168,303	-	-	168,303
Subordinated notes, net of unamortized issuance costs	34,991	34,449	-	34,449	-
Interest payable	5,074	5,074	-	-	5,074

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$97,718	$97,718	$97,718	$-	$-
Interest-bearing time deposits	1,498	1,491	-	1,491	-
Other securities	13,032	13,032	-	-	13,032
Loans held for sale	3,934	3,934	-	-	3,934
Loans, net	2,685,990	2,653,152	-	-	2,653,152
Interest receivable	13,621	13,621	-	-	13,621

Financial Liabilities:
Noninterest-bearing deposits	$527,327	$527,327	$527,327	$-	$-
Interest-bearing deposits	1,605,623	1,605,435	-	-	1,605,435
Time deposits	597,785	596,189	-	-	596,189
Total Deposits	2,730,735	2,728,951	527,327	-	2,201,624

Federal funds purchased and securities sold under agreement to repurchase	37,718	37,718	-	-	37,718
Federal Home Loan Bank advances	227,377	228,232	-	-	228,232
Subordinated notes, net of unamortized issuance costs	34,933	33,834	-	33,834	-
Interest payable	5,950	5,950	-	-	5,950

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at June 30, 2026 and $15 million at December 31, 2025. Securities sold under agreement to repurchase, which were comprised of U.S. Treasuries and government agency securities, were as follows at June 30, 2026 and December 31, 2025.

	(In Thousands)
	June 30, 2026
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$9	$-	$-	$14,762	$14,771
Total	$9	$-	$-	$14,762	$14,771

	(In Thousands)
	December 31, 2025
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$15,000	$-	$-	$-	$15,000
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$22,718	$22,718
Total	$15,000	$-	$-	$22,718	$37,718

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

Interest on the Notes accrues at a rate equal to (i) 3.25% per annum from the original issue date of July 2021 to, but excluding, the five-year anniversary, payable semi-annually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is the Three-Month Term SOFR (as defined in the Notes), plus a spread of 263 basis points from and including the five-year anniversary until maturity, payable quarterly in arrears. Beginning on or after the fifth anniversary of the issue date through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest.

	June 30, 2026		December 31, 2025
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(9)	$35,000	$(67)

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues to realize the benefits of being disciplined in the execution of our strategic plan. The largest benefit evident is the improvement in overall profitability. Net income is up 45.79% or over $6.7 million year to date compared to year-to-date 2025. On a quarterly basis, net income is up 23.17% compared to 1st quarter 2026 and 53.01% compared to same quarter last year. In comparing year-to-date June 30, 2026, to June 30, 2025, both aspects of net interest income have improved due to our pricing discipline – interest income is up $4.45 million and interest expense decreased by $2.29 million. Interest income from loans benefited with a higher average balance and a higher yield in comparing both the second quarters and the six months of 2026 to 2025.

Total deposits also grew in comparisons of the two periods, mainly in money market and certificate of deposit balances. Interest expense decreased in comparing 2026 to 2025 in both second quarter and year-to-date performances. Deposit growth enabled FHLB borrowings to be paid off along with the continuing paydown of the amortized borrowings. This all culminated with net interest margin for the 2nd quarter 2026 at 3.48% compared to 3.22% for the same period a year ago and year-to-date at 3.45% compared to 3.13% a year ago. We expect the net interest margin to continue to improve with the percentage of favorable repricing in the loan portfolio in the next 18 months.

A portion of our strategic plan focuses on improvement in noninterest income while controlling noninterest expense. Noninterest income has favorable comparisons in the quarter’s performance and year-to-date. In terms of dollars, it is higher than first quarter 2026, second quarter 2025 and year-to-date as of June 30th comparisons. The largest contributors to this success are gain on sale of loans and our restructure of our Bank Owned Life Insurance “BOLI” portfolio. Gain on sale of loans originates out of three real estate portfolios, 1-4 family, agricultural and small business. The improvement in gain on sale for 2026 is driven mostly by the agricultural real estate portfolio where we sell 90% of the loan and maintain 10% and receive servicing income for the life of the loan.

Operating expenses are up slightly due mainly to employee expenses, as we accrue with higher performance payouts. In comparing the first half of 2026 to the first half of 2025, furniture and equipment include our newest office in 2026 that was not added until the second half of 2025. Consulting fees are also considerably lower in 2026 versus 2025 which included one-time fees associated with data processing. A couple of upcoming projects will increase consulting fees in the second half.

Overall, we have seen improvement in our past due loans and nonaccrual/nonperforming loan balances. The Bank is back to a more normal range of 0.34% of loans past due, following a couple quarters with higher levels of past due loans. Consumer, Home Loans and Commercial loan past due percentages are all well below last year’s averages. Agricultural Real Estate past due loans includes one loan of $3.8 million as of June 2026. Nonaccrual loan balances are down 33.31% from last quarter; however, remain 97.14% higher when compared to second quarter 2025. Agricultural Real Estate nonaccrual loans remain higher than other loan segments primarily due to one loan that is in the work out process.

In looking at the current economy in our market areas, a great deal of attention remains on the agricultural section. For our grain farmers, the planting season was relatively timely and overall crop conditions are good in our market area. Projected margins are tight for 2026 but government subsidies have provided some support. Land values remain stable showing continued demand for land with financially able buyers. The livestock market continues to be profitable. The agricultural and grain elevator lines of credit saw increased usage in the first quarter of 2026, and we are starting to see some reductions in line usage area for the second quarter. Our agricultural equipment dealers continue to endure lower sales, but the overall performance of agricultural businesses has been acceptable.

The Commercial Banking Division realized flat growth for the first half of 2026. Loan volume in first half was consistent with previous quarters; however, the expected payoffs and normal amortization outweighed the overall production. Lending rates and overall terms remained consistent with the previous quarter, however, there are more competitive pressures on offerings as we finished the second quarter. The Iran conflict's impact on the economy, oil and overall inflation remained the largest concerns to commercial business in the F&M footprint year-to-date 2026. The commercial team continues to monitor the portfolio and borrowing bases closely for the impact of credit and inflationary pressures. Credit quality and past due pressures exist but remained sound in second quarter. Collateral values and auction values are still consistent with previous quarters.

The Bank made the decision to discontinue the Indirect Lending Department as of March 2026 and directed that business to our direct consumer lending department. This contributed to a decrease in the consumer loan portfolio of 13.4% or $7.89 million as compared to year-end 2025 and 14.1% or $8.40 million as compared to June 30, 2025.

Fixed home loan originations to be sold to the secondary market experienced the highest dollar volume by quarter of the last 2 years at $16.8 million. Similarly, the same is true for the actual dollar volume of sold loans during the quarter at $15.4 million.

We continue to see home equities being the driver to higher balances in the consumer real estate portfolio segment. Home equities account for increased balances of $8.53 million since year-end 2025 and $5.39 million over first quarter of 2026, while the overall consumer real estate portfolio segment shows a smaller gain in comparison to the same time periods of $7.0 million and lower by $1.55 million, respectively.

Overall, net income continues to expand in 2026 at a greater percentage than our asset growth. When comparing June 30, 2026, to June 30, 2025, assets grew 4.67% while net income grew 45.79%. Our continued attention on maximizing revenues while limiting expenses is serving us well. The Company remains well capitalized with sound liquidity levels and strong asset quality.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) or Interactive Teller Machines (ITMs) are provided at most branch locations along with other independent locations in the market area. ITMs operate as an ATM. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing. Mobile banking has been widely accepted and used by consumers. Upgrades to our digital products and services continue to occur in both retail and business lines. The Bank continues to offer new suites of products as customer preferences change and the Bank adapts and adopts new technologies. The Bank continues to offer products that also meet the needs of our more traditional customers.

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory laws and guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid mortgage loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a seven and ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer-term fixed rate mortgages, the Bank does participate in the Freddie Mac secondary mortgage market, Farm Service Agency (FSA) guaranteed secondary agricultural market and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. The Bank currently participates in four State of Ohio programs: Ag-Link, Grow Now, Ohio Homebuyers Plus and Buckeye Business Advantage. These four programs allow the Bank to offer a more competitive interest rate to customers. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area. In November 2023, the Bank began offering a home buyer mortgage program, Hometown Advantage Mortgage Program, which is available to low- and moderate-income home buyers as well as on properties located in low- and moderate-income census tracts. In the first quarter 2026, the Bank rolled out a CD/Savings secured loan product for credit building or credit repair to be secured by a time deposit or savings account with a minimum $1,000 loan amount, no origination costs, and no minimum credit score or debt-to-income requirements. This loan product is also intended to assist low- and moderate-income individuals with strengthening their credit.

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
•
Loans with LTVs above 100% are generally the result of sales tax.
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

At June 30, 2026, we had 477 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

Equal Credit Opportunity Act (ECOA) / Section 1071 – Small Business Lending Data Collection. The CFPB’s Section 1071 rule requires covered institutions to collect and report demographic data on small business credit applications. Court injunctions originally stayed mandatory compliance for community banks, including the Bank. On May 1, 2026, the rule was finalized with an effective date of June 30, 2026 and compliance date of January 1, 2028 to begin data collection. The finalized rule revised certain provision of Regulation B, Subpart B which implements the Equal Credit Opportunity Act. Revisions included coverage of certain credit transactions and financial institutions; covered transaction thresholds for financial institutions subject to reporting; the definition of small business; and exclusion of certain data points not specifically required by Section 1071 statutory language. Initial analysis indicates the Bank may not immediately be subject to data reporting requirements as of January 1, 2028. The Bank continues to evaluate these final rules to gauge impact on small business lending operations, monitor loan volume of reportable loans, and assess these changes in connection with its fair lending program and broader compliance management system.

Equal Credit Opportunity Act / Regulation B Amendments. In April 2026, the CFPB issued final amendments to Regulation B addressing disparate impact, discouragement of applicants or prospective applicants, and special purpose credit programs. These amendments may affect fair lending compliance, credit policy administration, training, monitoring, and documentation practices. The Bank continues to evaluate these changes in connection with its fair lending program and broader consumer compliance management system.

Community Reinvestment Act (CRA) Updates. The 2023 CRA rule, jointly issued by the Federal Reserve, FDIC, and OCC, is subject to ongoing litigation and its implementation is currently paused. The agencies have proposed rescinding the 2023 framework and reverting to pre-October 2023 standards. The Bank continues to operate under the prior framework and monitors regulatory updates.

Financial Data Transparency Act. In June 2026, multiple federal financial regulatory agencies issued final joint data standards under the Financial Data Transparency Act to promote interoperability and standardization of regulatory data. Although implementation requirements will depend on subsequent agency actions and the specific reporting obligations applicable to the Company and the Bank, these standards may affect future regulatory reporting formats, data governance, system capabilities, and internal controls over regulatory submissions. The Company and the Bank continue to monitor implementation timelines and assess potential operational impacts.

Basel III Endgame. The Basel Committee initiated the final phase of Basel III reforms in July 2025, increasing capital requirements, revising standardized approaches, and limiting internal model usage. While these rules primarily affect global banks, the Bank continues to assess potential indirect implications for capital adequacy and regulatory compliance.

Community Bank Leverage Ratio. In April 2026, the federal banking agencies finalized revisions to the Community Bank Leverage Ratio framework, lowering the minimum leverage ratio from 9% to 8% and extending the grace period for temporary noncompliance from two quarters to four quarters, effective July 1, 2026. The change may provide qualifying community banking organizations with additional flexibility to use the simplified capital framework and reduce certain regulatory reporting and capital calculation burdens. The Company and the Bank continue to evaluate eligibility, capital planning considerations, and any related Call Report or regulatory reporting impacts.

Supervisory Ratings and Risk-Based Examination Focus. In May 2026, the federal banking agencies requested comment on proposed revisions to the Uniform Financial Institutions Rating System, commonly referred to as the CAMELS rating system. Separately, the OCC and other agencies have continued to emphasize risk-based supervision and the removal of reputation risk as a standalone supervisory consideration. These developments may affect the scope, focus, and documentation expectations for examinations, including greater emphasis on material financial risks, governance, internal controls, and risk management practices. The Bank continues to monitor these supervisory developments and assess related policy, procedure, and examination preparation impacts.

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

Bank Secrecy Act / Anti-Money Laundering and Sanctions Compliance. Federal banking agencies and FinCEN have continued rulemaking and guidance activity related to anti-money laundering, countering the financing of terrorism, sanctions compliance, customer identification, and customer due diligence expectations, including proposed changes to AML/CFT program requirements that would require financial institutions to maintain effective, risk-based, and reasonably designed AML/CFT programs. These developments may require updates to policies, procedures, risk assessments, customer due diligence processes, monitoring systems, training, and governance practices. The Bank continues to monitor these developments and evaluate potential implications for its BSA/AML and sanctions compliance program.

Credit Risk and Loan Portfolio Risk Management. The FDIC continues to emphasize safe and sound lending and loan portfolio risk-management practices through its Risk Management Manual of Examination Policies, including Section 3.2, Loans, which was updated in March 2026, and related examination documentation modules for loan portfolio review. These materials address lending policies, loan administration, credit risk rating or grading systems, loan review systems, underwriting, portfolio composition, problem credit management, allowance for credit losses considerations, and board and management responsibilities. In addition, the interagency guidance on credit risk review systems, which applies to FDIC-supervised depository institutions, emphasizes independent, ongoing credit review and appropriate communication to management and the board regarding loan portfolio performance. These supervisory expectations may affect the Bank’s credit policies, internal controls, loan review practices, allowance for credit losses processes, and documentation of credit risk management activities. The Bank continues to evaluate FDIC and interagency guidance in light of its loan portfolio composition and credit risk profile.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $12.6 million and $11.7 million at June 30, 2026 and December 31, 2025, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $211 thousand at June 30, 2026 and $145 thousand at December 31, 2025.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to focus on deposit growth in both its legacy and newer markets. Core deposits may provide opportunities for additional noninterest income for the Company through the opportunity to cross-sell additional services such as treasury management services. Noninterest bearing deposits increased $8.3 million from June 30, 2025 to June 30, 2026. Interest bearing deposits also increased by $150.8 million over the same time period. This was comprised of an increase in savings accounts of $79.9 million, an increase in time deposits of $71.6 million and a decrease in NOW accounts of $700 thousand.

Deposits have increased $138.7 million as of June 30, 2026 since December 31, 2025 and $59.7 million since March 2026. Both comparisons had increases in savings accounts and time deposits with decreases in noninterest bearing accounts. Cash and cash equivalents also increased $58.7 million since December 31, 2025; however, decreased $17.1 million since March 31, 2026. Although cash balances were used to reduce FHLB borrowings and federal funds purchased as well as fund security purchases, cash balances increased due to loan payoffs and paydowns as well as deposit growth.

In addition to cash and cash equivalent balance increases, the Bank has access to $213 million in unsecured Federal Funds lines for overnight funds from our correspondent banking relationships, which includes a $50 million line of credit that was added in the fourth quarter of 2025. The Company also has a $15 million line of credit. The Bank has established four market sources for brokered CDs as additional contingent funding resources. Lastly, the Bank’s secured borrowing capacity limits at the FHLB Cincinnati is $157.7 million based on current collateral pledging. Any additional borrowing over $7.9 million may require additional stock purchases. Pledged collateral included eligible 1-4 family, home equity, and specific commercial and multi-family real estate loans.

At June 30, 2026, the investment portfolio of the Bank had $277.2 million of pledged securities with $161.4 million available in unpledged securities for future borrowings. Currently, securities may be pledged to offset public deposits, our repurchase agreement portfolio or at the Federal Discount Window.

The Company continues to hold bi-weekly, what is termed “sub-ALCO”, meetings along with continuing the use of a liquidity dashboard and cashflow projection. The liquidity dashboard and the five month forward looking cashflow projection are actively managed documents which continue to be enhanced to provide the most accurate forecast of liquidity positions. The cashflow projection includes loan pipeline expectations and runoffs, and maturities of both sources and uses of funds. The Company has the tools to monitor liquidity and continues to manage the risks to ensure adequate liquidity is maintained.

In comparing to the same period in 2025, the June 30, 2026 (at amortized cost) loan balances of $2.7 billion accounted for $79.5 million or a 3.0% increase. Commercial and industrial loans increased 14.8% while commercial real estate loans saw a decrease of 2.8% as compared to 2025. Agricultural related loans increased 19.5% year over year. Individual growth was comprised of 54.8% in non-real estate agricultural loans while agricultural real estate loans decreased by 5.8%. Within the non-real estate agricultural loan group, approximately half of the growth was related to new originations of loans while the other half was attributable to higher utilization of lines of credit. Consumer real estate loans increased by 1.9% while consumer loans decreased by 14.1%. Other loans decreased by 8.4%. The Company's strong team of lenders remain focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown by portfolio segment as of June 30, for the last three years, at amortized cost.

	(In Thousands)
	June 30, 2026	June 30, 2025	June 30, 2024
Consumer Real Estate	$534,112	$524,206	$526,054
Agricultural Real Estate	208,016	220,760	222,280
Agricultural	244,959	158,241	143,257
Commercial Real Estate	1,306,154	1,343,570	1,301,256
Commercial and Industrial	337,126	293,544	268,227
Consumer	51,526	59,973	71,603
Other	22,574	24,653	26,449

Total Loans, amortized cost	$2,704,467	$2,624,947	$2,559,126

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Gross commercial real estate loans, excluding deferred loan fees and costs, represented 48.36% of the Company's total gross loan portfolio as of June 30, 2026. The tables below present the commercial real estate (CRE) portfolio segment by category, location and loan grade.

CRE Category	Dollar Balance (In Thousands)	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Multi-family	$241,662	18.47%	8.93%
Retail	233,404	17.84%	8.63%
Industrial	216,907	16.57%	8.02%
Hotels	165,848	12.67%	6.13%
Office	134,215	10.26%	4.96%
Gas Stations	77,758	5.94%	2.87%
Food Service	50,067	3.83%	1.85%
Development	37,698	2.88%	1.39%
Auto Dealers	25,347	1.94%	0.94%
Senior Living	20,843	1.59%	0.77%
Other	104,851	8.01%	3.87%
Total CRE	$1,308,600	100.00%	48.36%

CRE Category(*)	Dollar Balance (In Thousands)	Percent of CRE Portfolio
Owner occupied	$531,653	40.63%
Non-owner occupied	497,587	38.02%
Multi-family	241,662	18.47%
Land & Development	37,698	2.88%
Total CRE	$1,308,600	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance (In Thousands)	Percent of CRE Portfolio
Southeast Michigan	$503,937	38.51%
Northwest Ohio	276,052	21.10%
Greater Fort Wayne, Indiana	148,751	11.37%
Greater Columbus, Ohio	116,402	8.89%
Greater Indianapolis, Indiana	92,212	7.05%
Greater Dayton/Cincinnati, Ohio	57,489	4.39%
Other	113,757	8.69%
Total CRE	$1,308,600	100.00%

CRE Grades	June 30, 2026	June 30, 2025	June 30, 2024
2	3.02%	2.38%	0.52%
3	41.31%	46.34%	37.43%
4	49.70%	45.42%	59.09%
5	3.93%	3.03%	2.85%
6	2.04%	2.83%	0.11%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of June 30, 2026.

	(In Thousands)
	June 30, 2026
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$9,818	$30,146	$200,311	$293,838
Agricultural Real Estate	7,127	10,986	65,790	124,112
Agricultural	121,823	85,445	32,983	4,708
Commercial Real Estate	96,094	609,689	439,189	161,182
Commercial and Industrial	149,673	121,396	63,951	2,106
Consumer	3,097	36,174	12,219	36
Other	42	4,883	17,649	-

Management feels confident that anticipated liquidity needs can be met through additional maturities from the security portfolio, increased deposit generating efforts and additional borrowings. While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated. The security portfolio increased in the first six months of 2026 from year end 2025 due to purchases of $72.4 million which were partially offset by sales of $5.4 million, maturities and paydowns of $45.1 million, net accretion of $207 thousand and a $2.6 million increase in unrealized losses. In the first quarter 2026, sales of odd lot mortgage-backed securities were executed and generated a realized loss of $347 thousand which were replaced with purchases of higher yielding securities. During the current quarter, the security portfolio increased $11.6 million with purchases of approximately $37.6 million partially offset by maturities and paydowns of $25.5 million, net accretion of $129 thousand and a $545 thousand increase in unrealized losses. The amount of pledged investment securities increased by $10.7 million as compared to year end and $9 million as compared to June 30, 2025. As of June 30, 2026, pledged investment securities totaled $277.2 million. The Company plans to make additional purchases of securities the remainder of the year for the purposes of increasing our investment holdings, liquidity and contingency planning and as a means of balance sheet gap management.

As mentioned previously, an additional $157.7 million is also available to the Bank from the FHLB based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. The CRE holdings may be adjusted quarterly to replace paydowns or increase availability of funds. Based on total asset capacity, the Bank would have more than $1.2 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased 2.0% or $67.7 million since year end 2025 and $16.5 million or 0.47% since March 31, 2026. The largest areas of growth since December 2025 occurred in the cash and due from banks and the security portfolio of $58.7 million and $19.2 million, respectively, offset by decreases in the loan portfolio of $8.9 million. Although the loan portfolio did decrease, the Bank continues to pursue loan growth with total new money funded in the six months ended June 30, 2026 of $445.6 million and $267.8 million in the quarter ended June 30, 2026. Since March 31, 2026, the largest areas of growth have occurred in the loan portfolio of $22.9 million and the security portfolio of $11.6 million offset by a decrease of $17.1 million in cash and due from banks.

Total liabilities increased $53.9 million since year end 2025 and $7.8 million since March 31, 2026. The largest increase was in the total deposits of $138.7 million. The mix of deposits saw increases in interest-bearing NOW accounts, savings and money market deposit accounts and time deposit accounts offset by decreases in noninterest-bearing accounts since December 31, 2025. During the first six months of 2026, FHLB advances of $58.9 million and federal funds purchased of $15 million have been repaid. Since March 31, 2026, deposit increases totaling $59.7 million have been offset with the repayment of FHLB advances of $50.5 million.

Shareholders’ equity increased by $13.9 million as of June 30, 2026 compared to year end 2025 and $8.8 million since March 31, 2026. Accumulated other comprehensive loss increased in unrealized loss position by $2.1 million from December 2025 to an unrealized loss of approximately $14 million on June 30, 2026. Dividends declared remained unchanged from the prior quarter at $0.23 per share and were 4.0% over second quarter 2025’s $0.22125 per share. Compared to June 30, 2025, shareholders’ equity increased 9.7% or $33.9 million with $5.3 million attributed to an improvement in accumulated other comprehensive loss. Net income was higher for the six months ended June 2026 compared to June 2025 by 45.8% or $6.7 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of June 30, 2026, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $6 million dividend during the second quarter of 2026. The excess of the upstreamed funds are being considered for potential sub-debt paydowns or for the repurchase of shares.

The Bank continues to be well-capitalized at June 30, 2026 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.44%
Risk Based Capital Tier I	11.84%
Total Risk Based Capital	12.91%
Stockholders' Equity/Total Assets	11.48%
Capital Conservation Buffer	4.91%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2026 and 2025

Interest Income

When comparing second quarter 2026 to second quarter 2025, average loan balances grew $73.7 million, which represented a 2.8% increase. Interest income on loans increased $1.3 million or 3.3% as compared to the quarter ended June 30, 2025. The Company's loan portfolio is 49.8% variable rate with 32.7% of total loans subject to repricing within the next three months and 36.1% of total loans subject to repricing during the remainder of 2026.

The available-for-sale securities portfolio decreased in average balances by $5.1 million or 1.1% when comparing to the same quarter in 2025 with the income associated with the security portfolio increasing $387 thousand over second quarter 2025. During the current quarter, maturities and paydowns of securities were $25.5 million, purchases were $37.6 million and unrealized loss increased $430 thousand. The additional income from the security portfolio can be attributed to the increased book yield of 2.75% as of June 30, 2026 from 2.26% as of June 30, 2025. Federal funds sold and interest-bearing deposits increased in average balances by $70.5 million as compared to the same quarter in 2025 with increased income of $459 thousand for the current quarter. The increased balances are primarily the result of the focus on liquidity and deposit generation offset by funding loans and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $139.1 million and interest income for the quarter comparisons was higher for second quarter 2026 by 5.0% or approximately $2.2 million as compared to second quarter 2025. Rate changes between periods have contributed to approximately 15.3% of the growth.

Annualized yield, for the quarter ended June 30, 2026, was 5.48% as compared to 5.45% for the quarter ended June 30, 2025. The following charts demonstrate loan rate increases accounted for 15.0% of the increased loan interest income while increased loan balances accounted for the remaining 85.0%. The yields on tax-exempt securities and the portion of the tax-exempt IDB and agricultural loans included in loans have been tax adjusted based on a 21% tax rate in the charts that follow. The tax-exempt interest income was $524 and $134 thousand for second quarter 2026 and 2025, respectively, which resulted in a federal tax savings of $110 and $28 thousand, respectively, less the TEFRA adjustments of $10 and $4 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended June 30, 2026		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2026	June 30, 2025
Loans	$2,690,938	$40,839	6.07%	6.04%
Taxable investment securities	458,152	3,231	2.82%	2.47%
Tax-exempt investment securities	12,746	67	2.66%	2.25%
Fed funds sold & other	170,491	1,510	3.54%	4.21%
Total Interest Earning Assets	$3,332,327	$45,647	5.48%	5.45%

Change in Interest Income Quarter to Date June 30, 2026 Compared to June 30, 2025

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$1,309	$1,113	$196
Taxable investment securities	394	(7)	401
Tax-exempt investment securities	(7)	(22)	15
Fed funds sold & other	459	742	(283)
Total Interest Earning Assets	$2,155	$1,826	$329

Interest Expense

Contributing to the increased net interest income for the quarter was a decrease in interest expense of approximately $1.1 million or 5.9% compared to second quarter 2025. Since June 30, 2025, average interest-bearing deposit balances have increased $150.1 million or 6.7% while the Company recognized $381 thousand less in interest expense for the most recent quarter. In September 2025, the Federal Reserve made its first rate change to the federal funds rate for 2025 with a reduction of 25 basis points followed by reductions of 25 basis points in both October and December. There have been no changes to the federal funds rate in 2026. Deposit rates continue to be reviewed and adjusted with the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for $994 thousand of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of $1.4 million. Noninterest-bearing deposits balances increased $20.5 million compared to second quarter 2025. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $517 thousand in the second quarter 2026 over the same time frame in 2025 due to the repayment of FHLB advances. During the current quarter, FHLB borrowings of $50.5 million were repaid, furthering the FHLB borrowing repayment strategy from second quarter 2025 at which time $57 million were repaid. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $154 thousand compared to second quarter 2025 due to the decrease of $12.5 million in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings and securities sold under agreement to repurchase compared to second quarter 2025. The average cost of funds decreased to 2.56% in second quarter 2026 compared to 2.83% in second quarter 2025. Interest expense due to subordinated notes was unchanged during the quarter comparisons. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended June 30, 2026		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	June 30, 2026	June 30, 2025
NOW accounts and savings deposits	$1,708,669	$9,398	2.20%	2.37%
Time deposits	666,485	5,034	3.02%	3.41%
Borrowed funds	187,035	1,894	4.05%	4.22%
Fed funds purchased & securities sold under agreement to repurchase	14,818	118	3.19%	3.99%
Subordinated notes	34,972	285	3.26%	3.27%
Total Interest-Bearing Liabilities	$2,611,979	$16,729	2.56%	2.83%

Change in Interest Expense Quarter to Date June 30, 2026 Compared to June 30, 2025

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(81)	$650	$(731)
Time deposits	(300)	345	(645)
Borrowed funds	(517)	(439)	(78)
Fed funds purchased & securities sold under agreement to repurchase	(154)	(124)	(30)
Subordinated notes	-	1	(1)
Total Interest-Bearing Liabilities	$(1,052)	$433	$(1,485)

As the following chart indicates, the improvement in yields on interest earning assets of 3 basis points combined with the decreased cost of funds of 27 basis points equated to a 30 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	June 30, 2026	June 30, 2025	June 30, 2024
Interest/Dividend income/yield	5.48%	5.45%	5.22%
Interest Expense/cost	2.56%	2.83%	3.18%
Net Interest Spread	2.92%	2.62%	2.04%
Net Interest Margin	3.48%	3.22%	2.71%

Net Interest Income

Net interest income increased $3.2 million for the second quarter 2026 over the same time frame in 2025 due to the increase in interest income of approximately $2.2 million combined with the interest expense decrease of approximately $1.1 million as previously mentioned. As the new loans added in 2025 and 2026 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company has some opportunity for improved asset yield with loans repricing in 2026 and a greater opportunity beginning in 2027 and 2028. Loans as a percentage of earning assets decreased to 80.8% in second quarter 2026 compared to 82.0% in second quarter 2025. Loans to total assets decreased to 76.3% in second quarter 2026 compared to 77.7% for the same period 2025. The percentage of earning assets to total assets decreased slightly to 94.5% for the three months ended June 30, 2026 compared to 94.8% for the three months ended June 30, 2025. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with repricing loans upwards in the next year.

Comparison of Noninterest Results of Operations for three month periods ended June 30, 2026 and 2025

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses decreased $367 thousand for the three months ended June 30, 2026 as compared to the same period in 2025. Management continues to monitor asset quality, making adjustments to the provision as necessary, in accordance with the Bank's chosen CECL methodology. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $41 thousand higher during the three months ended June 30, 2026 than the same period in 2025. Loan charge-offs for the current quarter were in the consumer portfolio and commercial and industrial portfolio segments while all charge-offs for the same period in 2025 were in the consumer portfolio. Of the total consumer charge-offs, $80 and $54 thousand were for automobiles and trucks for the three months ended June 30, 2026 and 2025, respectively. 2025 consumer charge-offs also included $26 thousand for recreational vehicles. Recoveries were $15 thousand higher during the three months ended June 30, 2026 as compared to same period in 2025 with 95.5% of total current quarter recoveries in the consumer portfolio and agricultural portfolio segments. Of the total consumer recoveries, $11 thousand were for automobiles and trucks and $4 thousand were for recreational vehicles for the three months ended June 30, 2026 compared to $4 thousand for automobiles and trucks and $49 thousand for recreational vehicles for the same period in 2025. Combined net charge-offs were $26 thousand higher in the three months ended June 30, 2026 than the same time period in 2025. All of the time periods in 2025 and 2026 had net charge-offs to total loans ratios lower than 0.1% attesting to the strong asset quality of the Bank's loan portfolio.

The provision for credit losses on loans decreased by $488 thousand or 73.8% in the second quarter of 2026 compared to the second quarter of 2025 due to gross loan portfolio growth of only $23.6 million or 0.9% in the second quarter of 2026 compared to gross loan portfolio growth of $44.5 million or 1.7% in the second quarter of 2025. Moreover, gross commercial real estate loan balances declined by $6.9 million or 0.5% in the second quarter of 2026 compared to gross commercial real estate loan balance growth of $20.2 million or 1.5% in the second quarter of 2025, and commercial real estate loans tend to have higher reserves. Likewise, the Bank has experienced reductions in consumer loans which tend to have higher reserves, and an increase in agricultural loans which tend to have a lower reserve based on loss history. Lastly, the specific reserve portion of the ACL for collateral dependent loans decreased in the second quarter of 2026 by $286 thousand due to some principal paydowns on individually evaluated loans, compared to a reduction in specific reserves of $68 thousand in the second quarter of 2025.

Loans past due 30 or more days increased $4.7 million at June 30, 2026 as compared to June 30, 2025. The largest changes were attributed to the agricultural real estate portfolio segment which increased $4.7 million for the same time period, of which $3.8 million is attributed to one loan. The commercial and industrial portfolio segment also increased $420 thousand while the consumer real estate portfolio segment decreased $631 thousand as compared to June 30, 2025.

The following table presents the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended June 30, 2026, 2025, and 2024.

	(In Thousands)
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Loans, amortized cost	$2,704,467	$2,624,947	$2,559,126
Daily average of outstanding loans	$2,690,012	$2,615,365	$2,556,037
Nonaccrual loans	$7,383	$3,745	$2,487
Nonperforming loans*	$7,383	$3,745	$2,487

Allowance for Credit Losses - January 1,	$27,830	$26,352	$24,680
Loans Charged off:
Consumer Real Estate	-	-	3
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	39	-	-
Consumer	134	132	82
	173	132	85
Loan Recoveries:
Consumer Real Estate	2	1	1
Agriculture Real Estate	-	-	-
Agricultural	52	1	-
Commercial Real Estate	2	16	1
Commercial and Industrial	1	6	39
Consumer	54	72	29
	111	96	70
Net Charge Offs (Recoveries):
Consumer Real Estate	(2)	(1)	2
Agriculture Real Estate	-	-	-
Agricultural	(52)	(1)	-
Commercial Real Estate	(2)	(16)	(1)
Commercial and Industrial	38	(6)	(39)
Consumer	80	60	53
	62	36	15
Provision for Credit Losses	173	661	605
Allowance for Credit Losses - June 30,	27,941	26,977	25,270
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,189	1,308	1,928
Total Allowance for Credit Losses - June 30,	$29,130	$28,285	$27,198
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.27%	0.14%	0.10%
Ratio of the Allowance for Credit Losses to Loans	1.03%	1.03%	0.99%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	378.45%	720.35%	1016.08%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	378.45%	720.35%	1016.08%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at June 30, 2026, June 30, 2025 and June 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $546 thousand, $1.9 million and $612 thousand, respectively, or a daily average outstanding balance of $926 thousand, $1.9 million or $380 thousand, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of June 30, 2026 at $7.4 million as compared to $3.7 million as of June 30, 2025. The agricultural real estate portfolio segment increased $4.1 million as compared to June 30, 2025 with $3.8 million attributed to one loan with a specific allocation of $174 thousand. The consumer real estate portfolio and commercial real estate portfolio segments decreased $397 and $141 thousand, respectively, as compared to June 30, 2025. Nonaccrual loans in the agricultural portfolio and consumer portfolio segments increased $56 and $54 thousand, respectively, as compared to June 30, 2025.

The consumer portfolio segment accounted for the largest components of charge-offs and recoveries for both the three months ended June 30, 2026 and for the three months ended June 30, 2025. Management has factored in the continuing impact of high interest rates and inflationary pressures on borrowers' ability to make payments.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans by category at June 30, 2026 and June 30, 2025.

	June 30, 2026			June 30, 2025
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loans	Amount (In Thousands)	% of ACL	% of Loans
Consumer Real Estate	$5,053	18.08%	19.75%	$3,653	13.54%	19.97%
Agricultural Real Estate	946	3.39%	7.69%	738	2.74%	8.41%
Agricultural	866	3.10%	9.06%	334	1.24%	6.03%
Commercial Real Estate	15,894	56.88%	48.30%	17,354	64.33%	51.19%
Commercial and Industrial	3,500	12.53%	12.47%	3,376	12.51%	11.18%
Consumer	1,147	4.11%	1.90%	945	3.50%	2.28%
Other	535	1.91%	0.83%	577	2.14%	0.94%
Allowance for Credit Losses	27,941	100.00%	100.00%	26,977	100.00%	100.00%
Off Balance Sheet Commitments	1,189			1,308
Total Allowance for Credit Losses	$29,130			$28,285

Noninterest Income

Noninterest income was up $1.5 million, or 38.0%, for the three months ended June 30, 2026 over the same time frame in 2025. Customer service fees increased by $214 thousand as compared to the three months ended June 30, 2025 which was due primarily to increases of mortgage release fees of $64 thousand, miscellaneous customer service fees of $55 thousand and merchant service referral fees of $50 thousand. Other service fees increased by $95 thousand compared to the same period in 2025, which includes overdraft and returned check fees of $60 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $31 thousand. Interchange income increased $88 thousand for the current quarter. Loan servicing income increased $217 thousand which included increases in servicing rights income for both 1-4 family real estate loans and agricultural real estate loans of $124 and $78 thousand, respectively, as compared to the same period in 2025.

The volume of total originations of loans held for sale increased and the associated gain on the sale of these loans was $426 thousand higher for the three months ended June 30, 2026 over the same period in 2025. Total originations of loans held for sale for the three months ended June 30, 2026 were $25.6 million with proceeds from sale at $28.9 million for 2026 compared to 2025’s activity of $17.2 million in originations and $13.4 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The cash surrender value of bank owned life insurance increased $442 thousand from the same three months ended June 30, 2025. The increase in BOLI revenue was due to more investment dollars and higher earnings due to the Bank repositioning its holdings.

The gain on sale of other assets owned for the three months ended June 30, 2026 included a $139 thousand gain on the sale of the Ossian branch which the Bank is leasing back and a loss of $111 thousand on the sale of the two other real estate owned properties.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For the three months ended June 30, 2026 and 2025, loan servicing rights caused a net $205 thousand and $44 thousand in income, respectively. Impairment of $92 thousand and $38 thousand was recognized during the three months ended June 30, 2026 and 2025, respectively. Capitalized additions of agricultural real estate loan servicing rights were $155 thousand for the three months ended June 30, 2026 compared to $76 thousand in capitalized additions for the three months ended June 30, 2025. Amortization of agricultural real estate loan servicing rights were $85 thousand and $74 thousand for the three months ended June 30, 2026 and 2025, respectively. The valuation allowance of agricultural real estate loan servicing rights was $1.3 million at June 30, 2026 compared to $84 thousand at June 30, 2025. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.378% in the second quarter 2026 versus 1.354% in second quarter 2025. For 1-4 family real estate loans over 15 years, the value was 1.744% versus 1.561% for the same periods, respectively. At June 30, 2026 and 2025, the carrying value of certain strata were slightly below the market value thus requiring the establishment of a $5 and $3 thousand valuation allowance, respectively, for 1-4 family real estate servicing rights.

	(In Thousands)		(In Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning Balance	$6,159	$5,853	$6,058	$5,753
Capitalized Additions	441	239	761	515
Amortization	(236)	(195)	(455)	(371)
Ending Balance, June 30,	6,364	5,897	6,364	5,897
Valuation Allowance	(1,279)	(87)	(1,279)	(87)
Servicing Rights net, June 30,	$5,085	$5,810	$5,085	$5,810

Noninterest Expense

For the three months ended June 30, 2026, noninterest expenses remained relatively flat as compared to the same period in 2025. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $814 thousand in total. Of the total, base wages increased $337 thousand and incentive expense increased $492 thousand compared to 2025. Benefits increased from 2025 by $73 thousand due to increased pension expense of $84 thousand and combined taxes and workmen's compensation of $22 thousand offset with decreased medical expense of $20 thousand.

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

Net occupancy expense decreased $144 thousand for the three months ended June 30, 2026 as compared to the same three months in 2025. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. Building rent as generated from FM Investments increased by $38 thousand in 2026 as compared to 2025. Rent is received in lieu of commissions. This revenue was able to partially offset increased lease expense of $47 thousand, utilities of $17 thousand, building repair and maintenance expenses of $21 thousand and building depreciation of $13 thousand. With the sale of the Ossian branch, the remaining building fair value of $212 thousand from the acquisition was accreted into income.

Furniture and fixture expense increased $180 thousand for the three months ended June 30, 2026 as compared to 2025 with increased maintenance contracts of $188 thousand. Data processing expenses and ATM expense decreased a combined $479 thousand. Second quarter 2026 included a larger amount of flex credits utilized as compared to second quarter 2025.

FDIC assessments decreased $59 thousand in 2026 from 2025 due to a decrease in the quarterly assessment multiplier. Servicing rights amortization included $92 thousand for impairment of agricultural loan servicing rights in the three months ended June 30, 2026. Loan expense included a one-time payment of $169 thousand related to an acquired loan during the second quarter of 2026. Consulting fees decreased $169 thousand over the same period in 2025 attributable to $227 thousand for time spent on additional ancillary products related to our core banking operating system in the second quarter of 2025. Of the $77 thousand decrease in professional fees, $53 thousand was attributed to reduced auditing and exam expenses in the three months ended June 30, 2026 as compared to 2025. The decrease of $140 thousand in intangible asset amortization was due to the Bank of Geneva core deposit intangible being fully amortized at the end of 2025. General and administrative expense decreased $344 thousand. The items on this line of significance include a decrease of miscellaneous expenses of $204 thousand, an increase in postage of $42 thousand and increased CDARS/ICS fees of $19 thousand. Travel and entertainment both increased $17 thousand in the current quarter as compared to the same quarter in 2025. Debit card losses and NSF check losses and fraud decreased $104 and $17 thousand, respectively, as compared to same quarter 2025.

Income Taxes

Income tax expense was $980 thousand higher for the three months ended June 30, 2026 compared to the same period in 2025 based mainly on pretax higher earnings of $5.1 million. Amortization of qualified affordable housing projects caused income tax expense to increase $112 thousand for both the three months ended June 30, 2026 and 2025, as presented in Note 8. Effective tax rates were 20.10% and 20.50% for 2026 and 2025, respectively. Excluding the additional $112 thousand of income tax expense for both periods, the effective tax rates would have been 19.34% for both three months ended June 30, 2026 and 2025.

Net Income

Overall, net income in the three months ended June 30, 2026 was up $4.1 million or 53.0% to $11.8 million as compared to last year's $7.7 million. The biggest contributor to the improvement was net interest income. Net interest income was up $3.2 million or 12.5% due to both increased interest income of approximately $2.2 million and decreased interest expense of approximately $1.1 million. Provision for credit losses for loans and unfunded commitments decreased $367 thousand compared to 2025. Noninterest income increased $1.5 million while noninterest expense was basically flat as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2026 and 2025

Interest Income

When comparing the six months ended June 30, 2026 and 2025, average loan balances grew $97.3 million, which represented a 3.7% increase in a one-year time period. Interest income on loans increased $4.1 million or 5.3% as compared to the six months ended June 30, 2025. The Company's loan portfolio is 49.8% variable rate with 36.1% of total loans subject to repricing during the remainder of 2026 and 45.0% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $14.9 million or 3.1% when comparing to the same period in 2025 with the income associated with the security portfolio increasing $469 thousand over the six months ended June 30, 2025. During first quarter 2026, security sales of $5.4 million generated a realized loss of $347 thousand which is projected to be recouped from security purchases with a higher yield over 30.55 months. The additional income from the security portfolio can be attributed to the increased book yield of 2.75% as of June 30, 2026 from 2.26% as of June 30, 2025. Federal funds sold and interest-bearing deposits increased in average balances by $16 million as compared to the same six month period ended June 30, 2025 with decreased income of approximately $82 thousand for the current period. The increased balances are primarily the result of deposit generation offset by funding loans and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $98.4 million and interest income for the period comparisons was higher for the six months ended June 30, 2026 by 5.3% or approximately $4.5 million as compared to the six month period ended June 30, 2025. Rate changes between periods have contributed to approximately 31.9% of the growth.

Annualized yield, for the six months ended June 30, 2026, was 5.44% as compared to 5.32% for the comparable period ended June 30, 2025. The following charts demonstrate loan rate increases accounted for 29.4% of the increased loan interest income while increased loan balances accounted for the remaining 70.6%. The yields on tax-exempt securities and the portion of the tax-exempt IDB and agricultural loans included in loans have been tax adjusted based on a 21% tax rate in the charts that follow. The tax-exempt interest income was $906 and $269 thousand for the six months ended June 30, 2026 and 2025, respectively, which resulted in a federal tax savings of $190 and $56 thousand, respectively, less the TEFRA adjustments of $17 and $8 thousand, respectively.

	(In Thousands)
	Year to Date Ended June 30, 2026		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2026	June 30, 2025
Loans	$2,695,268	$80,666	5.99%	5.90%
Taxable investment securities	448,472	6,061	2.70%	2.43%
Tax-exempt investment securities	12,988	136	2.65%	2.20%
Fed funds sold & other	118,892	2,082	3.50%	4.21%
Total Interest Earning Assets	$3,275,620	$88,945	5.44%	5.32%

Change in Interest Income Year to Date June 30, 2026 Compared to June 30, 2025

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$4,064	$2,868	$1,196
Taxable investment securities	485	(127)	612
Tax-exempt investment securities	(16)	(50)	34
Fed funds sold & other	(82)	338	(420)
Total Interest Earning Assets	$4,451	$3,029	$1,422

Interest Expense

Contributing to the increased net interest income for the first six months of 2026 was a decrease in interest expense of $2.3 million or 6.6% compared to the same period in 2025. Since 2025, average interest-bearing deposit balances have increased $149.9 million or 7.0% while the Company recognized $1.1 million less in interest expense for the most recent six months. In September 2025, the Federal Reserve made its first rate change to the federal funds rate for 2025 with a reduction of 25 basis points followed by reductions of 25 basis points in both October and December. There have been no changes to the federal funds rate in 2026. Deposit rates continue to be reviewed and adjusted with the rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for $1.8 million of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of $2.9 million. Noninterest-bearing deposits balances decreased $26.1 million compared to the first six months of 2025. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $891 thousand in the six months ended June 30, 2026 over the same time frame in 2025 due to the repayment of FHLB advances. During the current six months, FHLB borrowings of $91.1 million were repaid and proceeds from new borrowings were $32.2 million compared to repayment of borrowings of $57.6 million in 2025. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $280 thousand compared to the first six months of 2025 due to the decrease of $11.3 million in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings and securities sold under agreement to repurchase compared to 2025. The average cost of funds decreased to 2.55% for the six months ended June 30, 2026 compared to 2.84% for the six months ended June 30, 2025. Interest expense due to subordinated notes was unchanged during the year to date comparisons. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Year to Date Ended June 30, 2026		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	June 30, 2026	June 30, 2025
NOW accounts and savings deposits	$1,667,233	$17,929	2.15%	2.37%
Time deposits	634,430	9,752	3.07%	3.43%
Borrowed funds	201,463	4,070	4.04%	4.18%
Fed funds purchased & securities sold under agreement to repurchase	16,051	263	3.28%	3.96%
Subordinated notes	34,958	569	3.26%	3.27%
Total Interest-Bearing Liabilities	$2,554,135	$32,583	2.55%	2.84%

Change in Interest Expense Year to Date June 30, 2026 Compared to June 30, 2025

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(114)	$1,683	$(1,797)
Time deposits	(1,006)	132	(1,138)
Borrowed funds	(891)	(747)	(144)
Fed funds purchased & securities sold under agreement to repurchase	(280)	(225)	(55)
Subordinated notes	-	2	(2)
Total Interest-Bearing Liabilities	$(2,291)	$845	$(3,136)

As the following chart indicates, the improvement in yields on interest earning assets of 12 basis points combined with the decreased cost of funds of 29 basis points equated to a 41 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	June 30, 2026	June 30, 2025	June 30, 2024
Interest/Dividend income/yield	5.44%	5.32%	5.11%
Interest Expense/cost	2.55%	2.84%	3.12%
Net Interest Spread	2.89%	2.48%	1.99%
Net Interest Margin	3.45%	3.13%	2.66%

Net Interest Income

Net interest income increased $7.6 million for the six months ended June 30, 2026 over the same time frame in 2025 due to the increase in interest income of approximately $4.5 million combined with the interest expense decrease of $2.6 million as previously mentioned. As the new loans added in 2025 and 2026 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company has some opportunity for improved asset yield with loans repricing in 2026 with a greater opportunity beginning in 2027 and 2028. Loans as a percentage of earning assets increased to 82.3% for the six months ended June 2026 compared to 81.8% for the six months ended June 2025. Loans to total assets increased slightly to 77.7% for the six months ended June 2026 compared to 77.6% for the same period 2025. The percentage of earning assets to total assets decreased to 94.4% for the six months ended June 2026 compared to 94.9% for the six months ended June 2025. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year.

Comparison of Noninterest Results of Operations for six month periods ended June 30, 2026 and 2025

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses decreased $610 thousand for the six months ended June 30, 2026 as compared to the same period in 2025. Management continues to monitor asset quality, making adjustments to the provision as necessary, in accordance with the Bank's chosen CECL methodology. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $60 thousand lower during the six months ended June 30, 2026 than the same period in 2025. For the current six month period, 99.3% of all charge-offs were in the consumer portfolio and commercial and industrial portfolio segments while all charge-offs for the same period in 2025 were in the consumer portfolio and commercial and industrial portfolio segments. Of the total consumer charge-offs, $204 and $180 thousand were for automobiles and trucks for the six months ended June 30, 2026 and 2025, respectively. 2025 consumer charge-offs also included $148 thousand for recreational vehicles. Recoveries were $39 thousand higher during the six months ended June 30, 2026 as compared to same period in 2025 with 93.5% of total current quarter recoveries in the consumer portfolio and agricultural portfolio segments. Of the total consumer recoveries, $51 thousand were for automobiles and trucks and $4 thousand were for recreational vehicles for the six months ended June 30, 2026 compared to $7 thousand for automobiles and trucks and $50 thousand for recreational vehicles for the same period in 2025. All of the time periods in 2025 and 2026 had net charge-offs to total loans ratios lower than 0.1% attesting to the strong asset quality of the Bank's loan portfolio.

The provision for credit losses on loans decreased by $997 thousand or 67.7% in the first six months of 2026 compared to the first six months of 2025 due to gross loan portfolio reduction of $7.6 million or 0.3% in the first six months of 2026 compared to gross loan portfolio growth of $63.9 million or 2.5% in the first six months of 2025. Moreover, gross commercial real estate loan balances declined by $47 million or 3.5% in the first six months of 2026 compared to gross commercial real estate loan balance growth of $35.1 million or 2.7% in the first six months of 2025, and commercial real estate loans tend to have higher reserves. Likewise, the Bank has experienced reductions in consumer loans which tend to have higher reserves, and an increase in agricultural loans which tend to have a lower reserve based on loss history. Lastly, net charge-offs in the first six months of 2026 are also down $99 thousand or 30.8% compared to net charge-offs in the first six months of 2025, which contributes to a lower provision for credit losses on loans.

Loans past due 30 or more days increased $4.7 million at June 30, 2026 as compared to June 30, 2025. The largest changes were attributed to the agricultural real estate portfolio segment which increased $4.7 million for the same time period, of which $3.8 million is attributed to one loan. The commercial and industrial portfolio segment also increased $420 thousand while the consumer real estate portfolio segment decreased $631 thousand as compared to June 30, 2025.

The following table presents the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the six months ended June 30, 2026, 2025, and 2024.

	(In Thousands)
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Loans, amortized cost	$2,704,467	$2,624,947	$2,559,126
Daily average of outstanding loans	$2,693,984	$2,596,431	$2,565,566
Nonaccrual loans	$7,383	$3,745	$2,487
Nonperforming loans*	$7,383	$3,745	$2,487

Allowance for Credit Losses - January 1,	$27,688	$25,826	$25,024
Loans Charged off:
Consumer Real Estate	3	-	13
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	39	25	101
Consumer	365	442	163
	407	467	277
Loan Recoveries:
Consumer Real Estate	4	2	5
Agriculture Real Estate	-	-	-
Agricultural	52	10	-
Commercial Real Estate	5	19	4
Commercial and Industrial	3	12	105
Consumer	121	103	93
	185	146	207
Net Charge Offs (Recoveries):
Consumer Real Estate	(1)	(2)	8
Agriculture Real Estate	-	-	-
Agricultural	(52)	(10)	-
Commercial Real Estate	(5)	(19)	(4)
Commercial and Industrial	36	13	(4)
Consumer	244	339	70
	222	321	70
Provision for Credit Losses	475	1,472	316
Allowance for Credit Losses - June 30,	27,941	26,977	25,270
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,189	1,308	1,928
Total Allowance for Credit Losses - June 30,	$29,130	$28,285	$27,198
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.01%	0.00%
Ratio of Nonaccrual Loans to Loans	0.27%	0.14%	0.10%
Ratio of the Allowance for Credit Losses to Loans	1.03%	1.03%	0.99%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	378.45%	720.35%	1016.08%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	378.45%	720.35%	1016.08%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at June 30, 2026, June 30, 2025 and June 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of $546 thousand, $1.9 million and $612 thousand, respectively, or a daily average outstanding balance of $1.3 million, $1.6 million or $1.2 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of June 30, 2026 at $7.4 million as compared to $3.7 million as of June 30, 2025. The agricultural real estate portfolio segment increased $4.1 million or 882.0% as compared to June 30, 2025 with $3.8 million attributed to one loan with a specific allocation of $174 thousand. The consumer real estate portfolio and commercial real estate portfolio segments decreased $397 and $141 thousand, respectively, as compared to June 30, 2025. Nonaccrual loans in the agricultural portfolio and consumer portfolio segments increased $56 and $54 thousand, respectively, compared to June 30, 2025.

The consumer portfolio segment accounted for the largest components of charge-offs and recoveries for both the six months ended June 30, 2026 and for the six months ended June 30, 2025. Management has factored in the continuing impact of high interest rates and inflationary pressures on borrowers' ability to make payments.

Noninterest Income

Noninterest income was up $2.3 million, or 28.8%, for the six months ended June 30, 2026 over the same time frame in 2025. Customer service fees increased by $316 thousand as compared to the six months ended June 30, 2025 which was due primarily to increases of $102 thousand in both miscellaneous customer service fees and mortgage release fees and $49 thousand in merchant service referral fees. Other service fees increased by $254 thousand compared to the same period in 2025, which includes overdraft and returned check fees of $138 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $107 thousand. Interchange income increased $180 thousand, which included an additional $58 thousand received for support fees from Mastercard. Loan servicing income increased $293 thousand which included increased servicing rights income for 1-4 family real estate loans of $201 thousand and $45 thousand for those associated with agricultural real estate loans as compared to the same period in 2025.

The volume of total originations of loans held for sale increased and the associated gain on the sale of these loans was $717 thousand higher for the six months ended June 30, 2026 over the same period in 2025. Total originations of loans held for sale for the six months ended June 30, 2026 were $49.4 million with proceeds from sale at $51.6 million for 2026 compared to 2025’s activity of $30.2 million in originations and $27.3 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The cash surrender value of bank owned life insurance increased $853 thousand from the same six months ended June 30, 2025. The increase in BOLI revenue was due to more investment dollars in addition to higher earnings due to the Bank repositioning its holdings.

The gain on sale of other assets owned for the three months ended June 30, 2026 included a $139 thousand gain on the sale of the Ossian branch which the Bank is leasing back and a loss of $111 thousand on the sale of other real estate owned properties.

The loss on available for sale securities was $347 thousand for the quarter ended March 31, 2026. Management estimates that this loss is expected to be recouped over the next 30.55 months, as the sale proceeds were redeployed into purchases of higher yielding securities.

Noninterest Expense

For the six months ended June 30, 2026, noninterest expenses were $1 million or 2.7% higher than for the same period in 2025. Salaries and wages, including normal merit increases, restricted stock expense and higher incentive payouts, increased $1.2 million in total. Of the total, base wages and incentive expense increased $632 and $625 thousand, respectively, and was offset with increased deferred salary loans costs of $24 thousand and decreased restricted stock expense of $30 thousand as compared to 2025. Benefits increased from 2025 by $48 thousand due to increased combined taxes and workmen's compensation of $83 thousand and additional pension expense of $67 thousand offset with a reduction in medical expense of $85 thousand.

Net occupancy expense decreased $174 thousand for the first six months of 2026 as compared to 2025. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. Building rent as generated from FM Investments increased by $81 thousand in 2026 as compared to 2025. Rent is received in lieu of commissions. This revenue was able to partially offset increased lease expense of $40 thousand due to the opening of a new branch in third quarter 2025, utilities of $33 thousand and building depreciation of $27 thousand. With the sale of the Ossian branch, the remaining building fair value of $212 thousand from the acquisition was accreted into income.

Furniture and fixture expense increased $468 thousand for the six months ended June 30, 2026 as compared to 2025 with increased maintenance contracts of $466 thousand. Data processing expenses and ATM expense increased a combined $43 thousand. The first six months of 2026 included a smaller amount of flex credits utilized as compared to the first six months of 2025.

FDIC assessments decreased $128 thousand in 2026 from 2025 due to a decrease in the quarterly assessment multiplier. Servicing rights amortization included $396 thousand for impairment of agricultural loan servicing rights in the six months ended June 30,2026. Loan expense included a one-time payment of $169 thousand related to an acquired loan during the second quarter of 2026. Consulting fees decreased $660 thousand over the same period in 2025 and is primarily attributable to lower non-recurring fees related to assistance with negotiations for the data processing contract and time spent on additional ancillary products related to our core banking operating system. Of the $136 thousand decrease in professional fees, $96 thousand was attributed to reduced auditing and exam expenses in 2026 as compared to 2025. The decrease of $280 thousand in intangible asset amortization was due to the Bank of Geneva core deposit intangible being fully amortized at the end of 2025. General and administrative expense decreased $137 thousand. The items on this line of significance include an increase in charitable contributions of $72 thousand, a decrease of miscellaneous expenses of $74 thousand which included $126 thousand for the Modified Endowment Contract (MEC) penalty owed on the gain on cash surrender of bank owned life insurance policies in first quarter 2026, an increase in postage of $76 thousand and increased CDARS/ICS fees of $42 thousand. Travel and entertainment increased $39 and $28 thousand, respectively, in the first six months of 2026 as compared to the same period in 2025. Debit card losses and NSF check losses and fraud decreased $96 and $82 thousand, respectively, from 2025.

Income Taxes

Income tax expense was $1.9 million higher for the six months ended June 30, 2026 compared to the same period in 2025 based mainly on pretax higher earnings of $8.6 million in addition to a taxable $1.3 million gain on cash surrender value of bank owned life insurance policies. Amortization of qualified affordable housing projects caused income tax expense to increase $224 thousand for both the six months ended June 30, 2026 and 2025, as presented in Note 8. Effective tax rates were 21.13% and 20.57% for 2026 and 2025, respectively. Excluding the additional $224 thousand of income tax expense for both periods, the effective tax rates would have been 20.30% and 19.35% for the six months ended June 30, 2026 and 2025, respectively.

Net Income

Overall, net income in the six months ended June 30, 2026 was up $6.7 million or 45.8% to $21.4 million as compared to last year's $14.7 million. The largest contributor to the improvement was net interest income. Net interest income was up $6.7 million or 13.6% due to both increased interest income of approximately $4.5 million and decreased interest expense of $2.3 million. Provision for credit losses for loans and unfunded commitments decreased $610 thousand compared to 2025. Noninterest income increased $2.3 million and noninterest expense increased $1.0 million as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic for continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

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

At June 30, 2026, the shocks presented assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.04%	6.97%	Rising	3.00%	127,654	4.50%
3.97%	5.07%	Rising	2.00%	126,156	3.27%
3.89%	2.90%	Rising	1.00%	124,435	1.86%
3.78%	0.00%	Flat	0.00%	122,162	0.00%
3.71%	-1.73%	Falling	-1.00%	121,060	-0.90%
3.49%	-7.47%	Falling	-2.00%	115,567	-5.40%
3.36%	-11.14%	Falling	-3.00%	112,814	-7.65%

The Bank’s balance sheet is asset-sensitive based on a static balance sheet and parallel rate shocks. The net interest margin represents the forecasted twelve-month margin. The Company also reviews shocks up to a 5.00% fluctuation and over a 24-month time frame, as well as alternate yield curve scenarios. The goal of the Company is to gather more core deposits, such as checking and savings accounts. Checking accounts are preferable for the lower cost of funds and the opportunity to garner noninterest revenue from services provided. Savings and money market accounts are beneficial due to the variability of the interest in both rate and immediate option to reprice.

The Bank’s monthly cost of funds dropped from 2.58% on March 31, 2026, to 2.54% on June 30, 2026. This decrease was led by the Bank paying off $50 million in higher-cost borrowings during the second quarter of 2026, as well as dropping some of our deposit rates. Older loans and investments will continue to reprice higher, in aggregate, in the next six months with greater opportunity in 2027 and 2028 based on current rates. The Bank reviewed and adjusted its assumptions concerning deposit betas, key rate ties, and loan prepayment speeds during the second quarter. These model assumption changes, combined with a steeper yield curve, moved us from slightly liability-sensitive to asset-sensitive. This shock horizon now captures material volumes of adjustable loans that are scheduled to reset higher in the second quarter of 2027, based on current rates. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from modeled results.

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

Global Economic and Geopolitical Instability, Trade Policy and Inflationary Risks

Geopolitical instability, terrorist attacks, military conflicts, natural disasters, severe weather, widespread health emergencies and other catastrophic events could materially adversely affect our business. Tensions between China and the United States, the conflicts involving Russia and Ukraine and Israel and Hamas, the conflict involving Iran, and actual or threatened disruptions to shipping through the Strait of Hormuz could escalate or result in broader regional or global conflicts.

These conditions, together with fiscal and monetary policies, tariffs, retaliatory trade measures, economic sanctions and other restrictions on international trade, could disrupt energy, commodity and supply chains; increase the costs of fuel, transportation, raw materials and other goods; contribute to inflation and interest-rate volatility; and reduce consumer spending, business investment and demand for credit. These effects could be particularly significant for our borrowers operating in agriculture, food processing and manufacturing. If these developments place financial strain on our borrowers, we could experience reduced loan demand, increased credit risk, higher loan delinquencies and additional provisions for credit losses. Although we monitor these developments, we may not be able to anticipate or fully mitigate their effects on our business, financial condition and results of operations.

Adverse Conditions in the Agricultural Economy Could Adversely Affect Our Agricultural Borrowers and Our Credit Quality

A meaningful portion of our lending activities consists of agricultural real estate and operating loans to crop and livestock producers and businesses that depend upon the agricultural sector. Repayment of these loans depends largely on the successful operation and cash flow of the borrower’s agricultural business, which may be affected by commodity prices, weather conditions, foreign demand for United States agricultural products, competition from foreign producers, tariffs and trade restrictions, government agricultural programs, interest rates and the costs and availability of fertilizer, fuel, seed, feed, equipment and labor.

Agricultural operating loans may be unsecured or secured by farm equipment, livestock, crops or other collateral that may depreciate rapidly, fluctuate in value or be subject to damage or loss. As a result, the value of collateral available following a borrower default may be insufficient to repay the outstanding loan balance.

Reduced or volatile foreign demand, including demand from China for United States soybeans and other agricultural products, and increased competition from producers in other countries could place downward pressure on commodity prices and reduce the revenues and cash flows of borrowers in our markets. In addition, disruptions or threatened disruptions to shipping through the Strait of Hormuz could increase the cost or reduce the availability of fuel, fertilizer and fertilizer-production inputs, including sulfur. Lower commodity prices combined with elevated fertilizer, fuel and other input costs could compress agricultural borrowers’ operating margins, increase their need for operating credit and reduce their ability to repay existing indebtedness. These conditions could result in increased loan modifications or restructurings; higher levels of past-due, criticized, classified or nonaccrual loans; reduced agricultural collateral values; and increased provisions for credit losses and charge-offs.

Many of our agricultural borrowers use crop insurance, which may provide protection based on reduced crop yields, reduced revenues or both, and may use hedging strategies to manage commodity-price and input-cost risks. However, the availability, scope and amount of such protection may vary and may not fully protect our borrowers or us from losses arising from adverse agricultural conditions.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2026.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs (1)
4/1/2026 to 4/30/2026	479	(2)	25.67	—	650,000

5/1/2026 to 5/31/2026	481	(2)	27.81	—	650,000

6/1/2026 to 6/30/2026	500		28.84	500	649,500
Total	1,460		27.46	500	649,500

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
(2)
Any “non–Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of SEC Regulation S-K.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2025).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	July 29, 2026	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	July 29, 2026	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer