Form 10-Q
period 2026-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2026-10-27
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,760,896
Class	Outstanding as of October 23, 2026

FARMERS & MERCHANTS BANCORP, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$205,125	$97,249
Federal funds sold	686	469
Total cash and cash equivalents	205,811	97,718
Interest-bearing time deposits	518	1,498
Securities - available-for-sale	455,977	422,072
Other securities, at cost	10,681	13,032
Loans held for sale	2,527	3,934
Loans, net of allowance for credit losses of $27,802 and $27,688	2,709,358	2,685,990
Premises and equipment	29,590	31,864
Goodwill	86,358	86,358
Loan servicing rights	5,034	5,175
Bank owned life insurance	48,751	47,410
Other assets	44,450	39,331
Total Assets	$3,599,055	$3,434,382

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$518,286	$527,327
Interest-bearing
NOW accounts	952,573	876,151
Savings	803,763	729,472
Time	687,870	597,785
Total deposits	2,962,492	2,730,735
Securities sold under agreements to repurchase	15,168	37,718
Federal Home Loan Bank (FHLB) advances	167,903	227,377
Subordinated notes, net of unamortized issuance costs	35,000	34,933
Dividend payable	3,399	3,125
Accrued expenses and other liabilities	28,166	29,632
Total liabilities	3,212,128	3,063,520

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value; authorized 40,000,000 shares; issued 14,564,425 shares; outstanding 13,762,268 shares 9/30/26 and 13,748,074 shares 12/31/25	134,761	135,531
Treasury stock - 802,157 shares 9/30/26 and 816,351 shares 12/31/25	(11,651)	(10,636)
Retained earnings	282,446	257,855
Accumulated other comprehensive loss	(18,629)	(11,888)
Total stockholders' equity	386,927	370,862
Total Liabilities and Stockholders' Equity	$3,599,055	$3,434,382

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2025, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest Income
Loans, including fees	$42,061	$41,013	$122,727	$117,615
Debt securities:
U.S. Treasury and government agencies	3,057	2,224	8,074	6,552
Municipalities and corporate bonds	346	366	1,042	1,117
Dividends	207	309	691	958
Federal funds sold and other	1,321	572	3,403	2,736
Total interest income	46,992	44,484	135,937	128,978
Interest Expense
Deposits	14,758	15,060	42,439	43,861
Federal funds purchased and securities sold under agreements to repurchase	120	273	383	816
Borrowed funds	1,694	1,966	5,764	6,927
Subordinated notes	480	284	1,049	853
Total interest expense	17,052	17,583	49,635	52,457
Net Interest Income - Before Provision for Credit Losses	29,940	26,901	86,302	76,521
Provision for (Recovery of) Credit Losses - Loans	(104)	557	371	2,029
Provision for (Recovery of) Credit Losses - Off Balance Sheet Credit Exposures	479	(272)	633	(505)
Net Interest Income - After Provision for Credit Losses	29,565	26,616	85,298	74,997
Noninterest Income
Customer service fees	380	370	1,407	1,081
Other service charges and fees	1,331	1,349	3,915	3,679
Interchange income	1,339	1,273	4,199	3,953
Loan servicing income	686	674	2,370	2,065
Net gain on sale of loans	399	444	1,657	985
Increase in cash surrender value of bank owned life insurance	731	247	2,067	730
Gain (loss) on sale of other assets owned	1	-	31	(39)
Loss on sale of available-for-sale securities	-	-	(347)	-
Total noninterest income	4,867	4,357	15,299	12,454

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (Continued)

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest Expense
Salaries and wages	8,594	8,108	25,242	23,553
Employee benefits	2,458	2,273	7,175	6,942
Net occupancy expense	1,081	1,104	3,181	3,378
Furniture and equipment	1,685	1,532	4,845	4,224
Data processing	840	1,109	2,612	2,723
Franchise taxes	394	397	1,189	1,191
ATM expense	576	665	1,713	1,917
Advertising	906	674	1,741	1,533
FDIC assessment	413	428	1,198	1,341
Servicing rights amortization - net	349	586	1,200	947
Loan expense	530	362	1,417	918
Consulting fees	312	242	891	1,481
Professional fees	447	516	1,372	1,577
Intangible asset amortization	305	445	914	1,334
Other general and administrative	1,328	1,298	4,593	4,700
Total noninterest expense	20,218	19,739	59,283	57,759
Income Before Income Taxes	14,214	11,234	41,314	29,692
Income Taxes	2,676	2,380	8,401	6,176
Net Income	$11,538	$8,854	$32,913	$23,516
Basic Earnings Per Share	$0.84	$0.64	$2.39	$1.71
Diluted Earnings Per Share	$0.84	$0.64	$2.39	$1.71

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income	$11,538	$8,854	$32,913	$23,516
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(5,915)	6,610	(8,880)	14,223
Reclassification adjustment for realized loss on sale of available-for-sale securities	-	-	347	-
Net unrealized gain (loss) on available-for-sale securities	(5,915)	6,610	(8,533)	14,223
Tax expense (benefit)	(1,242)	1,388	(1,792)	2,987
Other comprehensive income (loss)	(4,673)	5,222	(6,741)	11,236
Comprehensive Income	$6,865	$14,076	$26,172	$34,752

See Notes to Condensed Consolidated Unaudited Financial Statements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND Nine Months Ended September 30, 2026

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2026	13,748,074	$135,531	$(10,636)	$257,855	$(11,888)	$370,862
Net income	-	-	-	9,578	-	9,578
Other comprehensive loss	-	-	-	-	(1,638)	(1,638)
Purchase of treasury stock	(2,261)	-	(57)	-	-	(57)
Issuance of 23,479 shares of restricted stock (Net of forfeitures - 625)	22,854	(592)	290	302	-	-
Stock-based compensation expense	-	331	-	-	-	331
Cash dividends declared - $0.23 per share	-	-	-	(3,128)	-	(3,128)
Balance - March 31, 2026	13,768,667	135,270	(10,403)	264,607	(13,526)	375,948
Net income	-	-	-	11,797	-	11,797
Other comprehensive loss	-	-	-	-	(430)	(430)
Purchase of treasury stock	(1,460)	-	(42)	-	-	(42)
Issuance of 5,813 shares of restricted stock (Net of forfeitures - 550)	5,263	(145)	61	84	-	-
Stock-based compensation expense	-	385	-	-	-	385
Director stock award	6,915	-	91	97	-	188
Cash dividends declared - $0.23 per share	-	-	-	(3,130)	-	(3,130)
Balance - June 30, 2026	13,779,385	135,510	(10,293)	273,455	(13,956)	384,716
Net income	-	-	-	11,538	-	11,538
Other comprehensive loss	-	-	-	-	(4,673)	(4,673)
Purchase of treasury stock	(46,732)	-	(1,622)	-	-	(1,622)
Issuance of 35,045 shares of restricted stock (Net of forfeitures - 7,318)	27,727	(1,049)	237	812	-	-
Stock-based compensation expense	-	300	-	-	-	300
Director stock award	1,888	-	27	40	-	67
Cash dividends declared - $0.25 per share	-	-	-	(3,399)	-	(3,399)
Balance - September 30, 2026	13,762,268	$134,761	$(11,651)	$282,446	$(18,629)	$386,927

See Notes to Condensed Consolidated Unaudited Financial Statements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND Nine months Ended September 30, 2025

(IN THOUSANDS, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2025	13,699,536	$135,565	$(10,985)	$235,854	$(25,223)	$335,211
Net income	-	-	-	6,952	-	6,952
Other comprehensive income	-	-	-	-	5,106	5,106
Purchase of treasury stock	(981)	-	(23)	-	-	(23)
Issuance of 20,731 shares of restricted stock (Net of forfeitures - 950)	19,781	(510)	240	270	-	-
Stock-based compensation expense	-	352	-	-	-	352
Cash dividends declared - $0.22125 per share	-	-	-	(2,997)	-	(2,997)
Balance - March 31, 2025	13,718,336	135,407	(10,768)	240,079	(20,117)	344,601
Net income	-	-	-	7,710	-	7,710
Other comprehensive income	-	-	-	-	908	908
Forfeiture of 250 shares of restricted stock	(250)	6	(6)	-	-	-
Stock-based compensation expense	-	392	-	-	-	392
Director stock award	7,912	-	100	81	-	181
Cash dividends declared - $0.22125 per share	-	-	-	(3,000)	-	(3,000)
Balance - June 30, 2025	13,725,998	135,805	(10,674)	244,870	(19,209)	350,792
Net income	-	-	-	8,854	-	8,854
Other comprehensive income	-	-	-	-	5,222	5,222
Purchase of treasury stock	(12,584)	-	(338)	-	-	(338)
Issuance of 39,525 shares of restricted stock (Net of forfeitures - 3,400)	36,125	(968)	424	544	-	-
Stock-based compensation expense	-	333	-	-	-	333
Director stock award	288	-	4	4	-	8
Cash dividends declared - $0.22725 per share	-	-	-	(3,091)	-	(3,091)
Balance - September 30, 2025	13,749,827	$135,170	$(10,584)	$251,181	$(13,987)	$361,780

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In Thousands)
	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net income	$32,913	$23,516
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,971	2,999
Amortization (accretion) of premiums and discounts on available-for-sale securities, net	(381)	89
Capitalized additions to servicing rights	(1,059)	(828)
Servicing rights amortization and impairment	1,200	947
Amortization of core deposit intangible	822	1,242
Amortization of customer list intangible	92	92
Net accretion of fair value adjustments	(783)	(1,816)
Amortization of subordinated note issuance costs	67	86
Stock-based compensation expense	1,016	1,077
Director stock awards	255	189
Provision for credit losses - loans	371	2,029
Provision for (recovery of) credit losses - off balance sheet credit exposures	633	(505)
Gain on sale of loans held for sale	(1,657)	(985)
Originations of loans held for sale	(70,956)	(44,991)
Proceeds from sale of loans held for sale	74,020	45,969
(Gain) loss on derivatives	75	(45)
(Gain) loss on sale of other assets owned	(31)	39
Loss on sales of securities available-for-sale	347	-
Increase in cash surrender value of bank owned life insurance	(2,067)	(730)
Change in other assets and other liabilities, net	(4,535)	(5,061)
Net cash provided by operating activities	33,313	23,313
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	64,867	49,368
Sales	5,354	1,374
Purchases	(112,626)	(32,825)
Activity in other securities, at cost:
Purchases of FHLB stock	(521)	(1,026)
Proceeds from redemption of FHLB stock	2,872	3,917
Purchase of bank owned life insurance	(2,500)	-
Proceeds from bank owned life insurance	3,226	-
Change in interest-bearing time deposits	980	984
Proceeds from sale of other assets owned	985	15
Additions to premises and equipment	(1,157)	(1,580)
Net increase on loan originations and principal collections	(25,319)	(96,000)
Net cash used in investing activities	(63,839)	(75,773)

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

	(In Thousands)
	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Financing Activities
Net change in deposits	231,757	65,146
Net change in federal funds purchased and securities sold under agreements to repurchase	(22,550)	(4,500)
Proceeds from FHLB advances	32,180	-
Repayment of FHLB advances	(91,664)	(58,153)
Purchase of treasury stock	(1,721)	(361)
Cash dividends paid on common stock	(9,383)	(8,993)
Net cash provided by (used in) financing activities	138,619	(6,861)
Net Increase (Decrease) in Cash and Cash Equivalents	108,093	(59,321)
Cash and Cash Equivalents - Beginning of year	97,718	176,351
Cash and Cash Equivalents - End of period	$205,811	$117,030

Supplemental Information
Supplemental cash flow information:
Interest paid	$50,012	$53,320
Federal income taxes paid	9,100	6,510
State income taxes paid	445	177
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	319	-
Cash dividends declared not paid	3,399	3,091

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that are expected for the year ended December 31, 2026. The condensed consolidated balance sheet of the Company as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmers & Merchants Bancorp, Inc. (the "Company")'s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

Changes in accretable yield, or income expected to be collected, for the acquisition of Peoples Federal Savings and Loan completed in 2022, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning Balance	$-	$219	$104	$335
Accretion	-	(57)	(104)	(173)
Ending Balance	$-	$162	$-	$162

Changes in accretable yield, or income expected to be collected, for the acquisition of Perpetual Federal Savings Bank completed in 2021, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning Balance	$-	$782	$112	$1,453
Accretion	-	(335)	(112)	(1,006)
Ending Balance	$-	$447	$-	$447

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, for the acquisition of Ossian State Bank completed in 2021, are as follows:

	(In Thousands)		(In Thousands)
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning Balance	$-	$27	$-	$107
Additions	-	2	-	2
Accretion	-	(29)	-	(108)
Disposals	-	-	-	(1)
Ending Balance	$-	$-	$-	$-

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

The amortization expense of the core deposit intangible for the nine months ended September 30, 2025 was $1.2 million of which $420 thousand was related to the acquisition of Bank of Geneva on January 1, 2019. Of the approximately $1.1 million to be expensed in 2026, $822 thousand has been expensed for the nine months ended September 30, 2026. Annual amortization of core deposit intangible assets is as follows:

	Ossian	Perpetual	Peoples	Total
2026	$140	$95	$861	$1,096
2027	140	95	861	1,096
2028	47	72	861	980
2029	-	-	646	646
	$327	$262	$3,229	$3,818

The purchase of Adams County Financial Resources in 2020 resulted in the allocation of $800 thousand to customer list intangible, included in other assets, to be amortized over 6.5 years on a straight-line basis.

The amortization expense of the customer list intangible for the nine months ended September 30, 2025 was $92 thousand. Of the $123 thousand to be expensed in 2026, $92 thousand has been expensed for the nine months ended September 30, 2026. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2026	$123
2027	49
$172

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2026 and December 31, 2025, are as follows:

	(In Thousands)
	September 30, 2026
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$139,923	$-	$(4,406)	$135,517
U.S. Government agencies	95,325	-	(3,387)	91,938
Corporate bonds	500	-	-	500
Mortgage-backed securities	186,711	-	(12,711)	174,000
State and local governments	57,099	11	(3,088)	54,022
Total available-for-sale securities	$479,558	$11	$(23,592)	$455,977

	(In Thousands)
	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$91,988	$157	$(2,292)	$89,853
U.S. Government agencies	136,026	116	(4,181)	131,961
Corporate bonds	-	-	-	-
Mortgage-backed securities	150,081	1,034	(7,733)	143,382
State and local governments	59,025	71	(2,220)	56,876
Total available-for-sale securities	$437,120	$1,378	$(16,426)	$422,072

Information pertaining to securities with gross unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2026
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(2,282)	$92,346	$(2,124)	$43,171	$(4,406)	$135,517
U.S. Government agencies	(156)	8,964	(3,231)	82,974	(3,387)	91,938
Mortgage-backed securities	(4,056)	127,049	(8,655)	46,951	(12,711)	174,000
State and local governments	(219)	8,823	(2,869)	43,598	(3,088)	52,421
Total available-for-sale securities	$(6,713)	$237,182	$(16,879)	$216,694	$(23,592)	$453,876

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(5)	$7,038	$(2,287)	$50,161	$(2,292)	$57,199
U.S. Government agencies	-	-	(4,181)	120,103	(4,181)	120,103
Mortgage-backed securities	(50)	8,214	(7,683)	59,386	(7,733)	67,600
State and local governments	(6)	2,534	(2,214)	45,202	(2,220)	47,736
Total available-for-sale securities	$(61)	$17,786	$(16,365)	$274,852	$(16,426)	$292,638

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from sales of securities totaled approximately $5.4 million during the first quarter of 2026, resulting in gross losses of $347 thousand. Proceeds from sales of securities totaled approximately $1.4 million during the nine months ended September 30, 2025, resulting in no gross gains or losses. Below are the gross realized gains or losses for the three and nine months ended September 30, 2026 and September 30, 2025.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	-	(347)	-
Net realized losses	$-	$-	$(347)	$-
Tax benefit related to net realized losses	$-	$-	$(73)	$-

Net realized loss on sales and related tax benefit is reclassified out of accumulated other comprehensive loss. The net realized loss is included in net loss on sale of available-for-sale securities and the related tax benefit is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$66,686	$65,730
After one year through five years	197,997	189,360
After five years through ten years	28,164	26,887
After ten years	-	-
Total	$292,847	$281,977
Mortgage-backed securities	186,711	174,000
Total	$479,558	$455,977

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Investments with a carrying value of $255.6 million and $238.2 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. Investments with a carrying value of $25.1 million and $28.3 million were pledged to the Federal Reserve's Discount Window to provide additional borrowing capacity at September 30, 2026 and December 31, 2025, respectively.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $10.7 million as of September 30, 2026 and $13 million as of December 31, 2025.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

The Company had $2.5 million in loans held for sale at September 30, 2026 as compared to $3.9 million in loans held for sale at December 31, 2025.

Loan balances as of September 30, 2026 and December 31, 2025 are summarized below:

	(In Thousands)
Loans:	September 30, 2026	December 31, 2025
Consumer Real Estate	$548,913	$526,439
Agricultural Real Estate	210,321	217,034
Agricultural	245,639	218,050
Commercial Real Estate	1,321,021	1,355,571
Commercial and Industrial	343,720	314,405
Consumer	47,251	58,838
Other	22,089	23,133
	2,738,954	2,713,470
Less: Net deferred loan fees and costs	(1,635)	(1,511)
	2,737,319	2,711,959
Less: Allowance for credit losses	(27,802)	(27,688)
Plus: Basis adjustment related to fair value hedges	(159)	1,719
Loans - Net	$2,709,358	$2,685,990

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

Consumer: Funding for individual, family, and household purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment and other factors.

Other: Primarily funds public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

As of September 30, 2026 and December 31, 2025 one to four family residential mortgage loans amounting to $167.8 million and $175.8 million, respectively, and HELOC loans amounting to $17.9 million and $15.8 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank "FHLB". The Bank has also pledged eligible commercial real estate loans of $212.5 million and $231.8 million as of September 30, 2026 and December 31, 2025, respectively, to the FHLB in addition to eligible multi-family real estate loans which amounted to $19.9 million and $29.1 million as of September 30, 2026 and December 31, 2025, respectively.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the contractual aging at amortized cost in past due loans by portfolio segment of loans as of September 30, 2026 and December 31, 2025:

	(In Thousands)
September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$4,244	$466	$812	$5,522	$544,060	$549,582
Agricultural Real Estate	-	-	3,444	3,444	206,695	210,139
Agricultural	-	-	110	110	245,863	245,973
Commercial Real Estate	-	-	-	-	1,318,393	1,318,393
Commercial and Industrial	133	169	-	302	343,047	343,349
Consumer	153	122	9	284	47,510	47,794
Other	-	-	-	-	22,089	22,089
Total	$4,530	$757	$4,375	$9,662	$2,727,657	$2,737,319

	(In Thousands)
December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables

Consumer Real Estate	$3,536	$919	$766	$5,221	$521,822	$527,043
Agricultural Real Estate	516	-	130	646	216,184	216,830
Agricultural	-	1,444	50	1,494	216,851	218,345
Commercial Real Estate	56	-	141	197	1,352,822	1,353,019
Commercial and Industrial	-	-	-	-	314,096	314,096
Consumer	198	35	83	316	59,177	59,493
Other	-	-	-	-	23,133	23,133
Total	$4,306	$2,398	$1,170	$7,874	$2,704,085	$2,711,959

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present nonaccrual loans by portfolio segment as of September 30, 2026 and as of December 31, 2025.

	(In Thousands)
	September 30, 2026
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$2,102	$2,372	$-
Agricultural Real Estate	722	3,713	-
Agricultural	110	110	-
Commercial Real Estate	-	-	-
Commercial & Industrial	-	-	-
Consumer	24	24	-
Other	-	-	-
Total	$2,958	$6,219	$-

	(In Thousands)
	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
	for Credit Loss	Nonaccrual	Still Accruing
Consumer Real Estate	$3,339	$4,050	$-
Agricultural Real Estate	5,347	5,347	-
Agricultural	1,441	1,441	-
Commercial Real Estate	141	141	-
Commercial & Industrial	-	134	-
Consumer	143	143	-
Total	$10,411	$11,256	$-

Interest income on nonaccrual loans, recognized on a cash basis, was $18 thousand and $112 thousand for the three and nine months ended September 30, 2026 compared to $33 thousand and $85 thousand for the three and nine months ended September 30, 2025.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans at amortized cost, by portfolio segment and year of origination, based on the most recent analysis performed as of September 30, 2026 and December 31, 2025:

	(In Thousands)
	September 30, 2026
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$59,556	$45,272	$21,542	$44,064	$64,311	$209,642	$444,387	$100,719	$564	$545,670
Special Mention (5)	-	138	-	90	202	263	693	19	-	712
Substandard (6)	-	133	725	501	108	1,522	2,989	174	37	3,200
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$59,556	$45,543	$22,267	$44,655	$64,621	$211,427	$448,069	$100,912	$601	$549,582
Gross charge-offs YTD	$-	$-	$41	$-	$-	$-	$41	$-	$3	$44

Agricultural Real Estate
Risk Rating
Pass (1-4)	$28,087	$21,159	$18,613	$18,883	$26,636	$88,365	$201,743	$81	$-	$201,824
Special Mention (5)	311	-	19	1,489	454	201	2,474	-	-	2,474
Substandard (6)	-	240	2,991	-	2,250	360	5,841	-	-	5,841
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$28,398	$21,399	$21,623	$20,372	$29,340	$88,926	$210,058	$81	$-	$210,139
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$35,167	$30,050	$4,528	$3,931	$6,178	$5,240	$85,094	$130,281	$-	$215,375
Special Mention (5)	69	173	18	49	277	-	586	1,150	-	1,736
Substandard (6)	2,499	3,123	446	364	320	6	6,758	22,104	-	28,862
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$37,735	$33,346	$4,992	$4,344	$6,775	$5,246	$92,438	$153,535	$-	$245,973
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	September 30, 2026
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$196,958	$211,359	$104,392	$153,024	$303,802	$268,820	$1,238,355	$5,490	$-	$1,243,845
Special Mention (5)	225	2,750	-	15,727	5,749	7,590	32,041	-	-	32,041
Substandard (6)	8,053	1,674	9,207	3,283	16,345	3,945	42,507	-	-	42,507
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$205,236	$215,783	$113,599	$172,034	$325,896	$280,355	$1,312,903	$5,490	$-	$1,318,393
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$42,953	$51,109	$14,613	$33,001	$22,555	$8,472	$172,703	$156,149	$-	$328,852
Special Mention (5)	-	257	4	2,027	13	-	2,301	640	-	2,941
Substandard (6)	417	261	35	-	43	110	866	10,690	-	11,556
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$43,370	$51,627	$14,652	$35,028	$22,611	$8,582	$175,870	$167,479	$-	$343,349
Gross charge-offs YTD	$-	$-	$-	$-	$39	$-	$39	$-	$-	$39

Other
Risk Rating
Pass (1-4)	$326	$571	$-	$-	$-	$18,042	$18,939	$-	$-	$18,939
Special Mention (5)	-	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	3,150	3,150	-	-	3,150
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$326	$571	$-	$-	$-	$21,192	$22,089	$-	$-	$22,089
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Consumer Real Estate
Risk Rating
Pass (1-4)	$52,684	$28,385	$52,324	$71,008	$82,628	$150,780	$437,809	$83,296	$462	$521,567
Special Mention (5)	-	-	-	-	131	47	178	19	-	197
Substandard (6)	259	746	578	492	1,318	1,694	5,087	23	169	5,279
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Consumer Real Estate	$52,943	$29,131	$52,902	$71,500	$84,077	$152,521	$443,074	$83,338	$631	$527,043
Gross charge-offs YTD	$-	$-	$20	$-	$-	$-	$20	$-	$-	$20

Agricultural Real Estate
Risk Rating
Pass (1-4)	$28,079	$20,758	$23,792	$30,919	$20,242	$84,889	$208,679	$88	$-	$208,767
Special Mention (5)	-	-	-	32	-	282	314	-	-	314
Substandard (6)	-	4,890	863	845	1,065	86	7,749	-	-	7,749
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural Real Estate	$28,079	$25,648	$24,655	$31,796	$21,307	$85,257	$216,742	$88	$-	$216,830
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass (1-4)	$40,636	$7,157	$6,692	$8,617	$3,157	$4,373	$70,632	$126,147	$419	$197,198
Special Mention (5)	53	22	-	305	11	-	391	4,417	-	4,808
Substandard (6)	2,293	29	90	44	-	-	2,456	13,883	-	16,339
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Agricultural	$42,982	$7,208	$6,782	$8,966	$3,168	$4,373	$73,479	$144,447	$419	$218,345
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
								Revolving	Revolving
								Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Converted	Grand
	2025	2024	2023	2022	2021	Prior	Total	Cost Basis	to Term	Total
Commercial Real Estate
Risk Rating
Pass (1-4)	$244,689	$132,260	$157,885	$362,675	$175,569	$160,103	$1,233,181	$5,369	$-	$1,238,550
Special Mention (5)	4,355	1,211	23,915	12,380	12,381	2,088	56,330	-	-	56,330
Substandard (6)	1,814	55	34,868	13,274	1,357	6,771	58,139	-	-	58,139
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$250,858	$133,526	$216,668	$388,329	$189,307	$168,962	$1,347,650	$5,369	$-	$1,353,019
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial & Industrial
Risk Rating
Pass (1-4)	$58,239	$20,557	$38,008	$28,674	$10,454	$6,310	$162,242	$135,200	$45	$297,487
Special Mention (5)	545	42	2,418	63	165	-	3,233	1,049	-	4,282
Substandard (6)	-	33	259	21	135	-	448	11,745	-	12,193
Doubtful (7)	-	134	-	-	-	-	134	-	-	134
Total Commercial & Industrial	$58,784	$20,766	$40,685	$28,758	$10,754	$6,310	$166,057	$147,994	$45	$314,096
Gross charge-offs YTD	$-	$27	$147	$26	$-	$50	$250	$-	$-	$250

Other
Risk Rating
Pass (1-4)	$600	$-	$-	$-	$14,870	$3,997	$19,467	$-	$-	$19,467
Special Mention (5)	-	-	-	-	-	3,666	3,666	-	-	3,666
Substandard (6)	-	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-	-
Total Other	$600	$-	$-	$-	$14,870	$7,663	$23,133	$-	$-	$23,133
Gross charge-offs YTD	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For consumer loans, the Company evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment performance. Consumer loans are placed on nonperforming status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The following tables present the amortized cost based on payment performance as of September 30, 2026 and December 31, 2025 by year of origination.

	(In Thousands)
	September 30, 2026
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Term	Amortized	Grand
	2026	2025	2024	2023	2022	Prior	Total	Cost Basis	Total

Consumer
Payment Performance
Performing	$9,216	$17,472	$5,344	$4,980	$8,535	$1,500	$47,047	$722	$47,769
Nonperforming	-	-	-	-	17	8	25	-	25
Total Consumer	$9,216	$17,472	$5,344	$4,980	$8,552	$1,508	$47,072	$722	$47,794
Gross charge-offs YTD	$199	$158	$44	$28	$22	$8	$459	$-	$459

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present collateral-dependent loans grouped by portfolio segment as of September 30, 2026 and December 31, 2025:

(In Thousands)
September 30, 2026
Collateral
Dependent Loans
Consumer Real Estate	$2,323
Agricultural Real Estate	3,590
Agricultural	110
Commercial Real Estate	-
Commercial & Industrial	-
Consumer	8
Total	$6,031

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

The specific reserve portion of the allowance for credit losses (ACL) for collateral dependent loans was $118 thousand and $145 thousand at September 30, 2026 and December 31, 2025, respectively.

The Company periodically modifies a loan for a borrower experiencing financial difficulty in an effort to enhance the borrowers' performance on the note. Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications normally do not result in the contractual forgiveness of principal. During the three and nine months ended September 30, 2026 and 2025, there were no new loan modifications to borrowers experiencing financial difficulty.

For the three and nine months ended September 30, 2026 and 2025, there were no modifications to borrowers experiencing financial difficulty that subsequently defaulted after modification.

As of September 30, 2026, the Company had no foreclosed residential real estate property obtained by physical possession and $720 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having no foreclosed residential real estate property obtained by physical possession and $1.4 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2025. As of September 30, 2025, the Company had no foreclosed residential real estate property obtained by physical possession and $944 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

The allowance does not include an accretable yield of $216 thousand as of December 31, 2025, related to the acquisitions of Perpetual Federal Savings Bank in 2021 and Peoples Federal Savings and Loan Bank in 2022, as previously discussed in Note 2. As of June 30, 2026, the remaining accretable yield was accreted into income, has a zero balance, and no further accretion expense was recognized in the three months ended September 30, 2026.

The AULC is reported within other liabilities while the ACL portion associated with loans is netted within the loans, net asset line on the condensed consolidated balance sheets.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity within the ACL for each portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs for the three and nine months ended September 30, 2026 and September 30, 2025 in addition to the activity within the ACL for each portfolio segment and ending balances as of and for the year ended December 31, 2025:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended September 30, 2026
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$5,053	$946	$866	$15,894	$3,500	$1,147	$535	$27,941
Provision for (recovery of) credit losses - loans	203	(141)	(28)	44	(38)	(106)	(38)	(104)
Charge-offs	(41)	-	-	-	-	(94)	-	(135)
Recoveries	3	-	-	2	1	94	-	100
Ending Balance	$5,218	$805	$838	$15,940	$3,463	$1,041	$497	$27,802

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Nine Months Ended September 30, 2026
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688
Provision for (recovery of) credit losses - loans	989	70	312	(1,495)	212	332	(49)	371
Charge-offs	(44)	-	-	-	(39)	(459)	-	(542)
Recoveries	7	-	52	7	4	215	-	285
Ending Balance	$5,218	$805	$838	$15,940	$3,463	$1,041	$497	$27,802

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Three Months Ended September 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,653	$738	$334	$17,354	$3,376	$945	$577	$26,977
Provision for (recovery of) credit losses - loans	474	18	82	(455)	366	95	(23)	557
Charge-offs	-	-	-	-	(1)	(119)	-	(120)
Recoveries	2	-	-	2	9	48	-	61
Ending Balance	$4,129	$756	$416	$16,901	$3,750	$969	$554	$27,475

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Nine Months Ended September 30, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	582	(139)	121	320	786	367	(8)	2,029
Charge-offs	-	-	-	-	(26)	(561)	-	(587)
Recoveries	4	-	10	21	21	151	-	207
Ending Balance	$4,129	$756	$416	$16,901	$3,750	$969	$554	$27,475

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Other	Total
Year Ended December 31, 2025
ALLOWANCE FOR CREDIT LOSSES
Beginning balance	$3,543	$895	$285	$16,560	$2,969	$1,012	$562	$25,826
Provision for (recovery of) credit losses - loans	738	(160)	179	844	533	478	(16)	2,596
Charge-offs	(20)	-	-	-	(250)	(758)	-	(1,028)
Recoveries	5	-	10	24	34	221	-	294
Ending Balance	$4,266	$735	$474	$17,428	$3,286	$953	$546	$27,688

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present the activity in the AULC for the three and nine months ended September 30, 2026 and September 30, 2025 in addition to the activity in the AULC and ending balances as of and for the year ended December 31, 2025:

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended September 30, 2026
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,189
Provision for credit losses - off balance sheet credit exposures	479
Charge-offs	-
Recoveries	-
Ending Balance	$1,668

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Nine Months Ended September 30, 2026
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,035
Provision for credit losses - off balance sheet credit exposures	633
Charge-offs	-
Recoveries	-
Ending Balance	$1,668

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

(In Thousands)
Unfunded Loan Commitment & Letters of Credit
Three Months Ended September 30, 2025
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Beginning balance	$1,308
Recovery of credit losses - off balance sheet credit exposures	(272)
Charge-offs	-
Recoveries	-
Ending Balance	$1,036

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 SERVICING

Loans serviced for others are not included in the accompanying Company's consolidated balance sheets. The unpaid principal balances of 1-4 family real estate loans serviced for others were $370.0, $362.8 and $362.6 million at September 30, 2026 and 2025 and at December 31, 2025, respectively. Unpaid principal balances of agricultural real estate loans serviced for others were $173.1, $152.3 and $153.4 million at September 30, 2026 and 2025 and at December 31, 2025, respectively.

The balance of capitalized servicing rights included in assets at September 30, 2026 and 2025 and at December 31, 2025 for 1-4 family real estate loans, was $3.9, $3.6 and $3.6 million, respectively. Agricultural real estate loan servicing rights were $2.5, $2.4 and $2.4 million at September 30, 2026 and 2025 and at December 31, 2025, respectively. The capitalized addition of servicing rights is included in loan servicing income on the Company's consolidated statement of income.

The fair value of the capitalized servicing rights for 1-4 family real estate loans as of September 30, 2026 and 2025 was $4.1 million and $4.7 million, respectively, and at December 31, 2025 was $4.5 million. Capitalized servicing rights for agricultural real estate loans had a fair value of $1.1 million and $2.0 million as of September 30, 2026 and 2025, respectively, and was $1.5 million at December 31, 2025. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate for 1-4 family real estate loans of 11.0% and 8.7% were utilized at September 30, 2026 and 2025, respectively, and 9.8% at December 31, 2025. Agricultural real estate loans utilize an average constant prepayment rate based on the Bank's last twelve months of data. The average constant prepayment rate was 1.761% and 0.715% for fixed rate agricultural real estate loans at September 30, 2026 and 2025, respectively, compared to 1.054% at December 31, 2025. At September 30, 2026, the fair value of three 1-4 family real estate strata, which included 1,003 of the total 3,578 loans, was slightly below the carrying value using a discount yield of 6.47% which resulted in an impairment expense of $5 thousand, bringing the valuation allowance to $10 thousand. At September 30, 2026, the carrying value of all fourteen agricultural real estate strata, which included 677 loans, using an approximate discount rate of 8.20% were higher than the fair value requiring an impairment expense of $145 thousand, bringing the valuation allowance to $1.4 million. At September 30, 2025, the fair value of two 1-4 family real estate strata, which included 73 of the total 3,620 loans, was slightly below the carrying value using a discount yield of 5.43% which resulted in the need to establish a $5 thousand valuation allowance. At September 30, 2025, the carrying value of all fourteen agricultural real estate strata, which included 652 loans, using an approximate discount rate of 8.16% were higher than the fair value requiring a $454 thousand valuation allowance to be established.

The following table presents the activity in the mortgage servicing rights for the three and nine months ended September 30, 2026 and 2025.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance	$6,364	$5,897	$6,058	$5,753
Capitalized Additions	298	313	1,059	828
Amortization	(199)	(214)	(654)	(585)
Ending Balance, September 30,	6,463	5,996	6,463	5,996
Valuation Allowance	(1,429)	(459)	(1,429)	(459)
Servicing Rights net, September 30,	$5,034	$5,537	$5,034	$5,537

NOTE 6 EARNINGS PER SHARE

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Directors, whether outside or also an officer of the Company or the Bank, as a portion of their retainer for services rendered. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing in June of 2020 and thereafter on the first Thursday of June. Directors receive a prorated dollar value of shares for a partial year of service. The value for the shares is to be based upon the prior day closing price. On June 4, 2026, ten directors each received $17,505 which equated to 645 shares and one Director received $12,620 which equated to 465 shares. On September 25, 2026, one new Director received 133 prorated shares worth $4,659. On June 5, 2025, ten directors each received $17,496 which equated to 762 shares and one Director received $6,704

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

which equated to 292 shares. On July 29, 2025, one new Director received 288 prorated shares worth approximately $7,436. Starting in the third quarter of 2026, Directors will be paid their retainers quarterly and may choose to receive their payment in cash, stock or a combination of both. On September 18, 2026, the Company issued 1,755 shares valued at $62,601, as payment for third quarter Director retainers. The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

Any stock awards to senior management are made in March with other officers receiving any awards in August. On March 2, 2026, senior management received stock awards of 23,479 shares worth $607,167. During second quarter 2026, officers received stock awards of 5,813 shares worth $158,477. During third quarter 2026, officers received stock awards of 35,045 shares worth just over $1.2 million. On March 1, 2025, senior management received stock awards of 19,767 shares worth $508,012 while other officers received stock awards of 39,525 shares worth slightly more than $1 million in August of 2025.

The table below presents basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings per share
Net income	$11,538	$8,854	$32,913	$23,516
Less: distributed earnings allocated to participating securities	(42)	(38)	(122)	(115)
Less: undistributed earnings allocated to participating securities	(102)	(70)	(288)	(173)
Net earnings available to common shareholders	$11,394	$8,746	$32,503	$23,228

Weighted average common shares outstanding including participating securities	13,779,936	13,733,858	13,769,428	13,720,168
Less: average unvested restricted shares	(171,743)	(167,293)	(171,321)	(168,174)
Weighted average common shares outstanding	13,608,193	13,566,565	13,598,107	13,551,994
Basic and diluted earnings per share	$0.84	$0.64	$2.39	$1.71

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENTS

During the last quarter of 2023, the Bank entered into three pay-fixed, receive-variable interest rate swap transactions, with a combined notional value of $100.0 million, each of which was designated and qualified as cash flow hedges.

The following table presents amounts that were recorded on the Company's consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2026 and December 31, 2025.

	(In Thousands)
	September 30, 2026		December 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Loans	$197,583	$(159)	$214,513	$1,719

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Bank's asset/liability management activities at September 30, 2026 and December 31, 2025, identified by the underlying interest rate-sensitive instruments.

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	0.8	$248	USD-SOFR-OIS	4.47%
Total swap portfolio at September 30, 2026	$100,000	0.8	$248	USD-SOFR-OIS	4.47%

		Weighted Average
	Notional Value (In	Remaining Maturity	Fair Value (In	Weighted Average Rate
Instruments Associated With	Thousands)	(In Years)	Thousands)	Receive	Pay
Loans	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%
Total swap portfolio at December 31, 2025	$100,000	1.6	$(1,555)	USD-SOFR-OIS	4.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Bank pledged $800 thousand and $2.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at September 30, 2026 and December 31, 2025, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents the notional amount and fair value of interest rate swaps utilized by the Bank at September 30, 2026 and December 31, 2025.

	(In Thousands)
	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$50,000	$275	$-	$-
Total contracts	$50,000	$275	$-	$-
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$50,000	$(27)	$100,000	$(1,555)
Total contracts	$50,000	$(27)	$100,000	$(1,555)

The following table presents the effects of the Bank's interest rate swap agreements on the Company’s consolidated statement of income during the three and nine months ended September 30, 2026 and September 30, 2025.

	(In Thousands)
	Three Months Ended		Nine Months Ended
Line Item in the Consolidated Statements of Income	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest Income
Loans, including fees	$(242)	$(12)	$(686)	$(57)
Other	11	25	53	75
Total interest income	$(231)	$13	$(633)	$18

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

At September 30, 2026 and December 31, 2025, the balance of the Company's investments in qualified affordable housing projects was $2.8 million and $3.1 million, respectively. This balance is reflected in the other assets line on the condensed consolidated balance sheets. The unfunded commitments related to the investments in qualified housing projects totaled $335 and $418 thousand at September 30, 2026 and December 31, 2025, respectively. These balances are reflected in the accrued expense and other liabilities line on the condensed consolidated balance sheets.

The Company did not incur any impairment losses related to its investments in qualified affordable housing projects in 2026 or 2025.

The following tables present the Company's investments in qualified affordable housing projects as of September 30, 2026 and December 31, 2025 along with the related expenses and tax credits recognized for the three and nine months ended September 30, 2026 and September 30, 2025.

	(In Thousands)
	September 30, 2026	December 31, 2025
Low-income-housing tax credit investments	$4,000	$4,000
Unfunded commitments	(335)	(418)
Net funded low-income-housing tax credit investments	$3,665	$3,582

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization expense	$113	$111	$337	$335

Tax credits recognized	$112	$111	$336	$334

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by level within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$135,517	$-	$-
U.S. Government agencies	8,849	83,089	-
Corporate bonds	500	-	-
Mortgage-backed securities	-	174,000	-
State and local governments	-	52,577	1,445
Total Securities Available-for-Sale	$144,866	$309,666	$1,445
Interest rate swap assets		$275
Interest rate swap liabilities	$-	$(27)	$-

	(In Thousands)
December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$89,853	$-	$-
U.S. Government agencies	30,080	101,881	-
Corporate bonds	-	-	-
Mortgage-backed securities	-	143,382	-
State and local governments	1,483	53,938	1,455
Total Securities Available-for-Sale	$121,416	$299,201	$1,455
Interest rate swaps assets	$-	$-	$-
Interest rate swaps liabilities	$-	$(1,555)	$-

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine months ended September 30, 2026 and September 30, 2025.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at July 1, 2026	$185	$1,258	$1,443

Change in Fair Value	-	2	2

Payments, Maturities & Calls	-	-	-

Balance at September 30, 2026	$185	$1,260	$1,445

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2026	$185	$1,270	$1,455

Change in Fair Value	-	(10)	(10)

Payments, Maturities & Calls	-	-	-

Balance at September 30, 2026	$185	$1,260	$1,445

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

There were no securities that transferred in or out of Level 3 during the nine months ended September 30, 2026 or the twelve months ended December 31, 2025.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At both September 30, 2026 and December 31, 2025, such assets consist of collateral dependent loans and loan servicing rights. Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that have expected credit losses. The Company may also estimate the fair value of certain nonperforming loans using a discounted cash flow method of future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2026 and December 31, 2025, collateral dependent loans categorized as Level 3 were $3.3 million and $860 thousand, respectively. The specific allocation for collateral dependent loans was $118 thousand as of September 30, 2026 and $145 thousand as of December 31, 2025. The specific allocations are accounted for in the allowance for credit losses (see Note 4).

During 2026 and 2025, impairment was recognized on loan servicing rights based upon the independent third party's quarterly valuation. A valuation allowance was established by strata to quantify the likely impairment of the value of the loan servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $1.4 million and $883 thousand at September 30, 2026 and December 31, 2025, respectively. The impairment amount related to 1-4 family real estate loans was $10 and $5 thousand for the respective time periods with the remainder related to agricultural real estate loans.

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025:

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2026
	Balance at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,145	$-	$-	$3,145
Loan servicing rights	1,585	-	-	1,585

	(In Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$715	$-	$-	$715
Loan servicing rights	1,556	-	-	1,556

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2026	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,445	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.83-3.89% (3.88%)

Collateral dependent loans	3,145	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-25.00% (24.58%)

Loan servicing rights	1,585	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	1.22-605.81% (47.41%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2025	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,455	Discounted Cash Flow	Credit strength of underlying project or entity / discount rate	3.26-3.75% (3.68%)

Collateral dependent loans	715	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-30.00% (24.68%)

Loan servicing rights	1,556	Discounted Cash Flow	Constant prepayment rate and probability of default / discount rate	22.72-583.71% (36.21%)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments not carried at fair value as of September 30, 2026 and December 31, 2025 are reflected below.

	(In Thousands)
	September 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$205,811	$205,811	$205,811	$-	$-
Interest-bearing time deposits	518	518	-	518	-
Other securities	10,681	10,681	-	-	10,681
Loans held for sale	2,527	2,527	-	-	2,527
Loans, net	2,709,358	2,595,400	-	-	2,595,400
Interest receivable	16,580	16,580	-	-	16,580

Financial Liabilities:
Noninterest-bearing deposits	$518,286	$518,286	$518,286	$-	$-
Interest-bearing deposits	1,756,336	1,754,961	-	-	1,754,961
Time deposits	687,870	683,772	-	-	683,772
Total Deposits	2,962,492	2,957,019	518,286	-	2,438,733

Federal funds purchased and securities sold under agreement to repurchase	15,168	15,168	-	-	15,168
Federal Home Loan Bank advances	167,903	167,534	-	-	167,534
Subordinated notes, net of unamortized issuance costs	35,000	34,443	-	34,443	-
Interest payable	5,563	5,563	-	-	5,563

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$97,718	$97,718	$97,718	$-	$-
Interest-bearing time deposits	1,498	1,491	-	1,491	-
Other securities	13,032	13,032	-	-	13,032
Loans held for sale	3,934	3,934	-	-	3,934
Loans, net	2,685,990	2,653,152	-	-	2,653,152
Interest receivable	13,621	13,621	-	-	13,621

Financial Liabilities:
Noninterest-bearing deposits	$527,327	$527,327	$527,327	$-	$-
Interest-bearing deposits	1,605,623	1,605,435	-	-	1,605,435
Time deposits	597,785	596,189	-	-	596,189
Total Deposits	2,730,735	2,728,951	527,327	-	2,201,624

Federal funds purchased and securities sold under agreement to repurchase	37,718	37,718	-	-	37,718
Federal Home Loan Bank advances	227,377	228,232	-	-	228,232
Subordinated notes, net of unamortized issuance costs	34,933	33,834	-	33,834	-
Interest payable	5,950	5,950	-	-	5,950

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 10 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased at September 30, 2026 and $15.0 million at December 31, 2025. Securities sold under agreement to repurchase, which were comprised of U.S. Treasuries and government agency securities, were as follows at September 30, 2026 and December 31, 2025.

	(In Thousands)
	September 30, 2026
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$405	$-	$-	$14,763	$15,168
Total	$405	$-	$-	$14,763	$15,168

	(In Thousands)
	December 31, 2025
	Remaining Contractual Maturity of the Agreements

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$15,000	$-	$-	$-	$15,000
Repurchase agreements
US Treasury & agency securities	$-	$-	$-	$22,718	$22,718
Total	$15,000	$-	$-	$22,718	$37,718

NOTE 11 SUBORDINATED NOTES

The Company has $35.0 million aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”). The Notes qualified as Tier 2 capital for regulatory purposes until July 30, 2026. Beginning July 31, 2026, the Note amount that qualifies as Tier 2 capital is reduced in proportionate amounts until July 30, 2031.

Interest on the Notes accrues at a rate equal to (i) 3.25% per annum from the original issue date of July 2021 to, but excluding, the five-year anniversary, payable semi-annually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is the Three-Month Term SOFR (as defined in the Notes), plus a spread of 263 basis points from and including the five-year anniversary until maturity, payable quarterly in arrears. The interest rate for Notes outstanding as of September 30, 2026 was SOFR plus 2.63% (or 6.27%). Beginning on or after the fifth anniversary of the issue date through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest.

	September 30, 2026		December 31, 2025
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$-	$35,000	$(67)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

After completion of the third quarter, the Company is well-positioned to finish the year strong, resulting from disciplined execution of our strategic plan. The largest benefit evident is the improvement in overall profitability, driven by increases in interest and non-interest income and a decrease in interest expense. Additionally, non-interest expense was up year-over year, but to a comparatively smaller extent than increases in income. These factors have all contributed to an increase in net income of $9.4 million, or 40.0% year-to-date compared to the same period in 2025. On a quarterly basis, net income is up $2.7 million or 30.3% compared to the same quarter last year. In comparing year-to-date September 30, 2026, to September 30, 2025, both aspects of net interest income have improved due to our pricing discipline – interest income is up nearly $7.0 million and interest expense decreased by $2.8 million. Interest income from loans benefited by higher average balances and higher yields in comparing both the third quarters and the nine months of 2026 to 2025.

Another strong benefit of the Company’s performance in relation to the strategic plan, the Company has been able to increase what it returns to shareholders. The Company returns capital to its shareholders through its normal quarterly dividend, declaring dividends of $3.4 million and $3.1 million in the third quarters of 2026 and 2025, respectively, and $9.7 million and $9.1 million for the comparative year-to-date periods. Furthermore, the Company can also repurchase its own shares outstanding. Through approval from the Board of Directors this year, the Company has been able to further expand on its stock repurchase program. During the quarter, the Company repurchased 41,500 shares totaling $1.4 million, which is more than the Company has repurchased in the last three years. These increases in dividends, as well as share repurchases, are a testament to Company performance and confidence of the Board and senior management. Furthermore, these repurchases are intended to partially offset dilution associated with equity-based management compensation while supporting the Company's broader objective of managing capital in a manner that enhances long-term shareholder value.

Total deposits also grew in comparisons of the two periods, mainly in money market and certificate of deposit balances. Interest expense decreased in comparing 2026 to 2025 in both third quarter and year-to-date performances. Deposit growth enabled FHLB borrowings to be paid down. This all culminated with net interest margin for the third quarter 2026 at 3.57% compared to 3.40% for the same period a year ago and year-to-date at 3.50% compared to 3.22% a year ago. We expect the net interest margin to continue to improve with the percentage of favorable repricing in the loan portfolio in the next 18 months, although the extent of that improvement will depend on market interest rates, funding costs, and other factors.

A portion of our strategic plan focuses on improvement in noninterest income while controlling noninterest expense. From a year-to-date perspective, the Company generated noninterest income of $15.3 million in 2026, up $2.8 million compared to $12.5 million for the same period in 2025. The largest contributors to this success are increases in cash surrender value of our Bank Owned Life Insurance “BOLI” portfolio and gains on sale of loans, followed up by contributions from service fees and other charges, as well as loan servicing income.

Operating expenses were $59.3 million in the first nine months of 2026, up $1.5 million, from $57.8 million. This is a 2.6% increase compared to 13.7% increase in net interest income after provision for credit losses. Furthermore, this increase is primarily attributable to employee expenses, as we recognize additional expenses with higher performance payouts. Furniture and equipment costs were comparatively higher in 2026 after adding a new office in the second half of 2025 and closure of the Custar office in the third quarter of 2026. We had increases in loan expense and mortgage servicing rights amortization, which were substantially offset by decreases in consulting and professional fees among others. Consulting fees are considerably lower in 2026 versus 2025 which included one-time fees associated with data processing, but we will also be incurring additional consulting fees in the remainder of the year with a couple of projects currently in process.

Overall, we have seen improvement in our past due loans and nonaccrual/nonperforming loan balances in the first half of the year which were sustained through the third quarter. In the last two quarters past-due loan levels remained below the elevated levels experienced in preceding quarters. Consumer, Consumer Real Estate and Commercial loan past due percentages are all well below prior year averages. Agricultural Real Estate past due loans includes one loan of $3.0 million as of September 2026. Year-to-date, the Company has net charge offs of $257 thousand compared to $380 thousand in the prior year period combined, as well as combined provision for credit losses of $1.0 million versus $1.5 million in the prior year.

In looking at the current economy in our market areas, a great deal of attention remains on the agricultural section. For our grain farmers, the planting season was relatively timely and overall crop conditions were good in our market area as we head into harvest season at the end of the third quarter. Projected margins are tight for 2026 but government subsidies have provided some support. Land values remain stable showing continued demand for land with financially able buyers. The livestock market continues to be profitable. The agricultural and grain elevator lines of credit saw increased usage in the first quarter of 2026, and we have seen some reductions in line usage area for the second and third quarters. Our agricultural equipment dealers continue to endure lower sales, but the overall performance of agricultural businesses has been acceptable. Agricultural borrowers in the Bank’s Ohio, Michigan, and Indiana markets remain exposed to changes in export demand. Tariffs and uncertainty surrounding trade with China, particularly for soybeans, could adversely affect crop marketing opportunities, farm income, and borrowers’ repayment capacity. Management continues to monitor these conditions and their potential effects on agricultural credit quality and the allowance for credit losses.

The Commercial banking division realized modest growth in the third quarter after being flat the first half of 2026. Loan volume in the first half was consistent with previous quarters; however, the expected payoffs and normal amortization outweighed the overall production. Lending rates moved higher in the third quarter and overall terms remained consistent. However, there were competitive pressures as we finished the third quarter. The Iran conflict's impact on the economy, oil and overall inflation remained the largest concerns to commercial business in the F&M footprint year-to-date 2026. The commercial team continues to monitor the portfolio and borrowing bases closely for the impact of credit and inflationary pressures. Credit quality and past due pressures exist but remained sound in the third quarter. Collateral values and auction values are still consistent with previous quarters.

The Bank made the decision to discontinue the Indirect Lending Department as of March 2026 and directed that business to our direct consumer lending department. This contributed to a decrease in the consumer loan portfolio of 19.7% or $11.6 million as compared to year-end 2025 and 21.9% or $13.2 million as compared to September 30, 2025.

Fixed home loan originations to be sold to the secondary market experienced the highest dollar volume by quarter of the last two years at $16.8 million and $13.3 for the second and third quarters, respectively. Similarly, the same is true for the actual dollar volume of sold loans during the quarter at $15.4 million and $14.9 million. We continue to see home equities being the driver to higher balances in the consumer real estate portfolio segment. Home equities account for increased balances of $17.1 million since year-end 2025 and $8.0 million over second quarter of 2026, while the overall consumer real estate portfolio segment shows a smaller gain in comparison to the same time periods of $22.5 million and higher by $15.5 million, respectively.

Overall the Company has had strong performance thus far in 2026, net income continues to expand in 2026 at a greater percentage than our asset growth, and income generation exceeding growth or reduction in certain expenses. When comparing September 30, 2026, to September 30, 2025, assets grew 6.1% while net income grew 40.0%. Our continued attention on maximizing revenues while limiting expenses is serving us well. The Company remains well capitalized with sound liquidity levels and strong asset quality.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory laws and guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid mortgage loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable-rate mortgage. The Bank offers a seven and ten year fixed rate mortgage and a seven year jumbo fixed rate mortgage after which the interest rate will adjust annually for all. In order to offer longer-term fixed rate mortgages, the Bank does participate in the Freddie Mac secondary mortgage market, Farm Service Agency (FSA) guaranteed secondary agricultural market and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer-term fixed-rate agricultural mortgages into the secondary market with the aid of brokers. The Bank currently participates in four State of Ohio programs: Ag-Link, Grow Now, Ohio Homebuyers Plus and Buckeye Business Advantage. These four programs allow the Bank to offer a more competitive interest rate to customers. With the acquisition of Perpetual Federal Savings Bank in the fourth quarter of 2021 and the addition of Peoples Federal Savings in the fourth quarter of 2022, the Bank saw an increase in fixed-rate, long-term mortgage loans to our portfolio from that banking service area. In November 2023, the Bank began offering a home buyer mortgage program, Hometown Advantage Mortgage Program, which is available to low- and moderate-income home buyers as well as on properties located in low- and moderate-income census tracts. In the first quarter of 2026, the Bank rolled out a CD/Savings secured loan product for credit building or credit repair to be secured by a time deposit or savings account with a minimum $1,000 loan amount, no origination costs, and no minimum credit score or debt-to-income requirements. This loan product is also intended to assist low- and moderate-income individuals with strengthening their credit.

The Bank does not have a program to fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that targets borrowers who pose a significantly higher risk of default than traditional retail banking customers.

All loan requests are reviewed as to credit worthiness and are subject to the Bank's underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan-to-value (LTV) requirements based on collateral types as set forth in the Bank's Loan Policy. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank's Loan Policy guidelines, additional officer approval is required.

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

At September 30, 2026, we had 486 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

Equal Credit Opportunity Act / Regulation B Amendments. In April 2026, the CFPB issued final amendments to Regulation B addressing disparate impact, discouragement of applicants or prospective applicants, and special purpose credit programs. These amendments may affect fair lending compliance, credit policy administration, training, monitoring, and documentation practices. The Bank continues to evaluate these changes in connection with its fair lending program and broader consumer compliance management system. Additionally, in August 2026, rescission of an interagency statement on special purpose credit programs emphasized creditors may not use race-based or other prohibited characteristics criteria in lending programs unless tied to specific, proven instances of unlawful discrimination.

Community Reinvestment Act (CRA) Updates. The 2023 CRA rule, jointly issued by the Federal Reserve, FDIC, and OCC, is subject to ongoing litigation and its implementation is currently paused. The agencies have proposed rescinding the 2023 framework and reverting to pre-October 2023 standards. In August 2026, the FDIC, OCC, and Treasury jointly issued new proposed CRA rules offering targeted changes and a 60-day comment period ending on October 13, 2026. The Bank continues to operate under the prior 1995 CRA framework and monitors regulatory updates.

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

Expanded Examination Cycle for Certain Small Insured Depository Institutions. In September 2026, the federal banking agencies jointly issued an interim final rule that expanded eligibility for an 18-month safety and soundness examination cycle for well-capitalized, well managed institutions with less than $6 billion in assets. This doubled the previous $3 billion asset threshold. Effective September 2026, this interim rule is intended to reduce regulatory burden and provide scheduling certainty for qualifying banks. The Bank is presently impacted by this change in the safety and soundness examination cycle.

Updated Examination Policies and Examination Manuals. In late August, the FDIC made updates to their Risk Management Manual of Examination Policies for safety and soundness examinations to incorporate changes to requirements in the FDIC Rules and Regulations. These updates included Section 1.1 Basic Examination Concepts, 4.5 Violations of Laws and Regulations, 16.1 Report of Examination Instructions, and 17.1 Example of Risk Management Report of Examination Pages. Concurrently, the FDIC made updates to the Consumer Compliance Examination Manual involving recent changes to Unsafe and Unsound Practices and Matters Requiring Attention. Updated sections included Documenting Earnings in II-4 under Pre-Examination Planning, II-8 Investigations and Visitations, II-11 Appeals, V-9 HMDA, and V-17 Small Dollar Lending.

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

GENIUS Act – Payment Stablecoins. Enacted in July 2025, the GENIUS Act establishes standards for payment stablecoins issued by banks, including reserve requirements, reporting, audits, and supervisory oversight. The Bank is evaluating potential strategic and compliance implications under this framework as part of its digital asset initiatives. The Bank remains attentive to proposed rules since regulatory agencies have until 2027 to finalize implementing rules.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $14.3 million and $11.7 million at September 30, 2026 and December 31, 2025, respectively, and was reported in Other Assets on the condensed consolidated balance sheets and is excluded from the estimate of credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation; reserves for expected credit losses for collateral-dependent loans are based on the expected shortfall of the loan based on the discounted collateral value. This specific reserve portion of the ACL was $118 thousand at September 30, 2026 and $145 thousand at December 31, 2025.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to focus on deposit growth in both its legacy and newer markets. Core deposits may provide opportunities for additional noninterest income for the Company through the opportunity to cross-sell additional services such as treasury management services and interchange fees. Noninterest bearing deposits increased $17.5 million from September 30, 2025 to September 30, 2026. Interest bearing deposits also increased by $193.0 million over the same time period. This was comprised of an increase in savings accounts of $90.3 million, an increase in time deposits of $70.2 million and an increase in NOW accounts of $32.5 million.

Deposits have increased $231.8 million as of September 30, 2026 since December 31, 2025 with there being increases in all interest bearing deposits and non-interest bearing being down just slightly. Cash and cash equivalents also increased $108.1 million since December 31, 2025. The Bank had net repayments of $59.5 million in FHLB Borrowings and $15.0 million in federal funds, while funding a net increase in loans of $25.5 million.

In addition to cash and cash equivalent balance increases, the Bank has access to $213 million in unsecured Federal Funds lines for overnight funds from our correspondent banking relationships, which includes a $50 million line of credit that was added in the fourth quarter of 2025. The Company also has a $15.0 million line of credit. The Bank has established four market sources for brokered CDs as additional contingent funding resources. Lastly, the Bank’s secured borrowing capacity limits at the FHLB Cincinnati is $154.8 million based on current collateral pledging. Any additional borrowing over $7.9 million may require additional stock purchases. Pledged collateral included eligible 1-4 family, home equity, and specific commercial and multi-family real estate loans.

At September 30, 2026, the investment portfolio of the Bank had $280.7 million of pledged securities with $170.7 million available in unpledged securities for future borrowings. Currently, securities may be pledged to offset public deposits, our repurchase agreement portfolio or at the Federal Discount Window.

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

In comparing to the same period in 2025, the September 30, 2026 (at amortized cost) loan balances of $2.74 billion increased $79.0 million, or 3.0%, from $2.66 billion. This increase included a $66.3 million, or 36.9%, increase in Agricultural loans, a $47.5 million, or 16.1%, increase in Commercial and Industrial loans, and a $26.7 million, or 5.1%, increase in Consumer Real Estate loans. These increases were partially offset by a $34.3 million, or 2.7%, decrease in Commercial Real Estate loans, a $13.3 million, or 21.8%, decrease in Consumer loans, an $11.8 million, or 5.3% decrease in Agricultural Real Estate loans, and a $2.0 million, or 8.3% decrease in Other loans. The Company's team of lenders remain focused on growing a strong, diverse loan portfolio by providing customers valuable localized services as provided for by our deposit growth discussed above, thereby increasing our market share.

The chart below shows the breakdown by portfolio segment as of September 30, for the last three years, at amortized cost.

	(In Thousands)
	September 30, 2026	September 30, 2025	September 30, 2024
Consumer Real Estate	$549,582	$522,930	$524,270
Agricultural Real Estate	210,139	221,923	220,051
Agricultural	245,973	179,699	137,587
Commercial Real Estate	1,318,393	1,352,690	1,298,929
Commercial and Industrial	343,349	295,815	260,488
Consumer	47,794	61,132	68,050
Other	22,089	24,086	25,916

Total Loans, amortized cost	$2,737,319	$2,658,275	$2,535,291

The Bank maintains a well-balanced, diverse and high performing commercial real estate loan portfolio. Gross commercial real estate loans, excluding deferred loan fees and costs, represented 48.23% of the Company's total gross loan portfolio as of September 30, 2026. The tables below present the commercial real estate (CRE) portfolio segment by category, location and loan grade.

CRE Category	Dollar Balance (In Thousands)	Percent of CRE Portfolio	Percent of Total Loan Portfolio
Multi-family	$248,851	18.84%	9.09%
Retail	241,155	18.25%	8.80%
Industrial	211,320	16.00%	7.72%
Hotels	176,727	13.38%	6.45%
Office	125,283	9.48%	4.57%
Gas Stations	83,361	6.31%	3.04%
Food Service	53,045	4.02%	1.94%
Development	35,527	2.69%	1.30%
Auto Dealers	26,163	1.98%	0.95%
Senior Living	17,205	1.30%	0.63%
Other	102,384	7.75%	3.74%
Total CRE	$1,321,021	100.00%	48.23%

CRE Category(*)	Dollar Balance (In Thousands)	Percent of CRE Portfolio
Owner occupied	$559,809	42.38%
Non-owner occupied	476,834	36.09%
Multi-family	248,851	18.84%
Land & Development	35,527	2.69%
Total CRE	$1,321,021	100.00%

* Categories assume construction loans converted to either owner or non-owner occupied.

Location	Dollar Balance (In Thousands)	Percent of CRE Portfolio
Southeast Michigan	$515,968	39.06%
Northwest Ohio	293,654	22.23%
Greater Fort Wayne, Indiana	145,046	10.98%
Greater Columbus, Ohio	99,439	7.53%
Greater Indianapolis, Indiana	86,763	6.57%
Greater Dayton/Cincinnati, Ohio	58,124	4.40%
Other	122,027	9.23%
Total CRE	$1,321,021	100.00%

CRE Grades	September 30, 2026	September 30, 2025	September 30, 2024
2	3.35%	2.44%	0.56%
3	41.17%	46.30%	37.27%
4	49.82%	43.63%	58.34%
5	2.43%	4.27%	3.67%
6	3.23%	3.36%	0.16%
	100.00%	100.00%	100.00%

The following is a contractual maturity schedule by portfolio segment at amortized cost excluding fair value adjustments related to acquisitions as of September 30, 2026.

	(In Thousands)
	September 30, 2026
		After One	After Five
	Within	Year Within	Years Within	After
	One Year	Five Years	Fifteen Years	Fifteen Years
Consumer Real Estate	$10,494	$30,587	$212,579	$295,922
Agricultural Real Estate	7,810	10,324	66,485	125,520
Agricultural	142,463	66,686	32,301	4,523
Commercial Real Estate	82,030	641,866	439,174	155,323
Commercial and Industrial	149,085	127,990	64,154	2,120
Consumer	2,706	35,009	10,040	39
Other	11	4,652	17,426	-
	$394,599	$917,114	$842,159	$583,447

Presented below are fixed rate loans and variable rate loans by portfolio segment as of September 30, 2026 and December 31, 2025:

	(In Thousands)
	September 30, 2026		December 31, 2025
	Fixed	Variable	Fixed	Variable
Consumer Real Estate	$246,925	$301,988	$267,368	$259,071
Agricultural Real Estate	93,737	116,584	104,902	112,132
Agricultural	57,038	188,601	63,789	154,261
Commercial Real Estate	712,484	608,537	800,127	555,444
Commercial and Industrial	134,801	208,919	147,465	166,940
Consumer	46,943	308	58,809	29
Other	12,917	9,172	13,709	9,424
	1,304,845	1,434,109	1,456,169	1,257,301

Variable rate loans that have reached ceiling or floor limits are reported as fixed rate loans until such time as their rates adjust away from those limits.

Management feels confident that anticipated liquidity needs can be met through additional maturities from the security portfolio, increased deposit generating efforts and additional borrowings. While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated. The security portfolio increased in the first nine months of 2026 from year end 2025 due to net purchases of $42.4 million. During the current quarter, the security portfolio increased due to net purchases of $20.5 million. In the first quarter of 2026, sales of odd lot mortgage-backed securities were executed and generated a realized loss of $347 thousand which were replaced with purchases of higher yielding securities. The amount of pledged investment securities increased by $14.2 million as compared to year end and $13.6 million as compared to September 30, 2025. As of September 30, 2026, pledged investment securities totaled $280.7 million. The Company plans to make additional purchases of securities for the remainder of the year for the purpose of increasing our investment holdings, liquidity and contingency planning and as a means of balance sheet gap management.

As mentioned previously, an additional $154.8 million is also available to the Bank from the FHLB based on current amounts of pledged collateral. The Bank has pledged eligible 1-4 family, home equity, commercial real estate, multifamily real estate portfolios and specific securities. The CRE holdings may be adjusted quarterly to replace paydowns or increase availability of funds. Based on total asset capacity, the Bank would have more than $1.2 billion available to borrow.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Overall total assets increased 4.8% or $164.7 million since year end 2025 and $96.9 million or 2.8% since June 30, 2026. The largest areas of growth since December 2025 occurred in the cash and due from banks and the security portfolio of $108.1 million and $33.9 million, respectively, as well as a $23.4 million increase in the loan portfolio. Although the loan portfolio did increase, the Bank continues to pursue loan growth with total new money funded in the nine months ended September 30, 2026 of $676.8 million and $231.2 million in the third quarter.

Total liabilities increased $148.6 million since year end 2025 and $94.7 million since the end on the second quarter. The largest increase was in total deposits of $231.8 million. The mix of deposits saw increases in interest-bearing NOW accounts, savings and money market deposit accounts and time deposit accounts, offset by decreases in noninterest-bearing accounts since December 31, 2025. During the first nine months of 2026, net FHLB advances of $59.4 million and federal funds purchased of $15 million have been repaid.

Shareholders’ equity increased by $16.1 million as of September 30, 2026 compared to year end 2025 and $2.2 million since June 30, 2026. Accumulated other comprehensive loss increased in unrealized loss position by $6.7 million from December 2025 to an unrealized loss of approximately $18.6 million on September 30, 2026. Dividends declared increased from the prior quarter $0.23 per share to $0.25 per share and were 9.9% over third quarter 2025’s $0.2275 per share. Compared to September 30, 2025, shareholders’ equity increased 7.0% or $25.1 million, primarily attributable to net income generated over this period, less dividends provided to shareholders. Net income was higher for the nine months ended September 30, 2026 compared to September 30, 2025 by 40.0% or $9.4 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of September 30, 2026, the Company and the Bank are both positioned well above the current requirement.

While the Holding Company generally has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank, the Bank declared a $9 million dividend during the third quarter of 2026. A portion of the excess funds upstreamed are for sub-debt paydowns and the repurchase of shares, of which 41,500 shares were repurchased in the third quarter for approximately $1.4 million. The Company intends to pay down $7.0 million, or 20%, of its outstanding subordinated notes with its next quarterly interest payment October 30, 2026.

The Bank continues to be well-capitalized at September 30, 2026 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.47%
Risk Based Capital Tier I	11.85%
Total Risk Based Capital	12.91%
Stockholders' Equity/Total Assets	11.14%
Capital Conservation Buffer	4.91%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2026 and 2025

Interest Income

When comparing third quarter 2026 to third quarter 2025, average loan balances grew $77.2 million, which represented a 2.9% increase. Interest income on loans increased just under $1.1 million or 2.6% as compared to the quarter ended September 30, 2025. Loan interest for third quarter 2025 included a one-time fee collected of $195 thousand in addition to $191 thousand from the recovery of one acquired relationship that had been fully charged off prior to acquisition. The Company's loan portfolio is 52.4% variable rate with 33.9% of total loans subject to repricing within the next three months.

The available-for-sale securities portfolio increased in average balances by $24.5 million or 5.3% when comparing to the same quarter in 2025 with the income associated with the security portfolio increasing $711 thousand over third quarter 2025. During the current quarter, maturities and paydowns of securities were $19.7 million, purchases were $40.2 million and unrealized loss increased $5.9 million. The additional income from the security portfolio can be attributed to the increased book yield of 2.97% as of September 30, 2026 from 2.32% as of September 30, 2025. Federal funds sold and interest-bearing deposits increased in average balances by $89.3 million as compared to the same quarter in 2025 with increased income of $749 thousand for the current quarter. The increased balances are primarily the result of the focus on liquidity and deposit generation offset by funding loans and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $191 million and interest income for the quarter comparisons were higher for third quarter 2026 by 5.6% or $2.5 million as compared to third quarter 2025. Rate changes between periods have contributed to approximately 9.7% of the growth.

Annualized yield, for the quarter ended September 30, 2026, was 5.61% as compared to 5.62% for the quarter ended September 30, 2025. The following charts demonstrate increased loan balances accounted for 114.0% of the increased loan interest income which was offset by rate decreases of 14.0%. The yields on tax-exempt securities and the portion of the tax-exempt IDB and agricultural loans included in loans have been tax adjusted based on a 21% tax rate in the charts that follow. The tax-exempt interest income was $717 and $132 thousand for third quarter 2026 and 2025, respectively, which resulted in federal tax savings of $151 and $28 thousand, respectively, less the TEFRA adjustments of $15 and $4 thousand, respectively.

	(In Thousands)
	Quarter to Date Ended September 30, 2026		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2026	September 30, 2025
Loans	$2,726,585	$42,061	6.18%	6.19%
Taxable investment securities	473,448	3,545	3.00%	2.54%
Tax-exempt investment securities	12,202	65	2.70%	2.27%
Fed funds sold & other	145,409	1,321	3.63%	4.08%
Total Interest Earning Assets	$3,357,644	$46,992	5.61%	5.62%

Change in Interest Income Quarter to Date September 30, 2026 Compared to September 30, 2025

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$1,048	$1,195	$(147)
Taxable investment securities	718	180	538
Tax-exempt investment securities	(7)	(22)	15
Fed funds sold & other	749	910	(161)
Total Interest Earning Assets	$2,508	$2,263	$245

Interest Expense

Contributing to the increased net interest income for the quarter was a decrease in interest expense of $531 thousand or 3.0% compared to third quarter 2025. Since September 30, 2025, average interest-bearing deposit balances have increased $186 million or 8.3% while the Company recognized $302 thousand less in interest expense for the most recent quarter. In September 2025, the Federal Reserve made its first rate change to the federal funds rate for 2025 with a reduction of 25 basis points followed by reductions of 25 basis points in both October and December. In September 2026, the Federal Reserve increased the federal funds rate by 25 basis points. Deposit rates continue to be reviewed and adjusted with rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for $1.3 million of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of $1.6 million. Noninterest-bearing average deposits balances increased $13.8 million compared to third quarter 2025. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $272 thousand in the third quarter 2026 over the same time frame in 2025 due to the repayment of FHLB advances. During the current quarter, FHLB borrowings of $547 thousand were repaid. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $153 thousand compared to third quarter 2025 due to the decrease of $12.4 million in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings and securities sold under agreement to repurchase compared to third quarter 2025. The average cost of funds decreased to 2.59% in third quarter of 2026 compared to 2.83% in third quarter 2025. Interest expense due to subordinated notes increased $196 thousand during the third quarter 2026 as compared to third quarter 2025 as the rate has changed to the Three-Month SOFR plus a spread of 263 basis points. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Quarter to Date Ended September 30, 2026		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	September 30, 2026	September 30, 2025
NOW accounts and savings deposits	$1,730,869	$9,749	2.25%	2.46%
Time deposits	684,990	5,009	2.93%	3.34%
Borrowed funds	168,106	1,694	4.03%	4.18%
Fed funds purchased & securities sold under agreement to repurchase	14,835	120	3.24%	4.00%
Subordinated notes	34,997	480	5.49%	3.26%
Total Interest-Bearing Liabilities	$2,633,797	$17,052	2.59%	2.83%

Change in Interest Expense Quarter to Date September 30, 2026 Compared to September 30, 2025

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(217)	$682	$(899)
Time deposits	(85)	628	(713)
Borrowed funds	(272)	(209)	(63)
Fed funds purchased & securities sold under agreement to repurchase	(153)	(125)	(28)
Subordinated notes	196	1	195
Total Interest-Bearing Liabilities	$(531)	$977	$(1,508)

As the following chart indicates, the decreased cost of funds of 24 basis points offset by a slight decrease in yields on interest earning assets of 1 basis point equated to a 23 basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	September 30, 2026	September 30, 2025	September 30, 2024
Interest/Dividend income/yield	5.61%	5.62%	5.27%
Interest Expense/cost	2.59%	2.83%	3.21%
Net Interest Spread	3.02%	2.79%	2.06%
Net Interest Margin	3.57%	3.40%	2.71%

Net Interest Income

Net interest income increased slightly more than $3.0 million for the third quarter 2026 over the same time frame in 2025 due to the increase in interest income of $2.5 million combined with the interest expense decrease of $531 thousand as previously mentioned. As the new loans added in 2025 and 2026 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company has some opportunity for improved asset yield with loans repricing in 2026 and a greater opportunity beginning in 2027 and 2028. Loans as a percentage of earning assets decreased to 81.2% in third quarter 2026 compared to 83.7% in third quarter 2025. Loans to total assets decreased to 76.8% in third quarter 2026 compared to 79.1% for the same period 2025. The percentage of earning assets to total assets remained flat at 94.6% for the three months ended September 30, 2026 and 2025. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with repricing loans upwards in the next year.

Comparison of Noninterest Results of Operations for three month periods ended September 30, 2026 and 2025

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses increased $90 thousand for the three months ended September 30, 2026 as compared to the same period in 2025. Management continues to monitor asset quality, making adjustments to the provision as necessary, in accordance with the Bank's chosen CECL methodology. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $15 thousand higher during the three months ended September 30, 2026 than the same period in 2025. Loan charge-offs for the current quarter were in the consumer portfolio and consumer real estate portfolio segments while 99.2% of charge-offs for the same period in 2025 were in the consumer portfolio. Of the total consumer charge-offs, $13 and $43 thousand were for automobiles and trucks for the three months ended September 30, 2026 and 2025, respectively. 2025 consumer charge-offs also included $9 thousand for recreational vehicles. Recoveries were $39 thousand higher during the three months ended September 30, 2026 as compared to same period in 2025 with 94.0% of total current quarter recoveries in the consumer portfolio compared to 78.7% for the same period in 2025. Of the total consumer recoveries, $59 thousand were for automobiles and trucks and $12 thousand were for recreational vehicles for the three months ended September 30, 2026 compared to $18 thousand for automobiles and trucks for the same period in 2025. Combined net charge-offs were $24 thousand lower in the three months ended September 30, 2026 than the same time period in 2025. All of the time periods in 2025 and 2026 had net charge-offs to total loans ratios lower than 0.1% attesting to the strong asset quality of the Bank's loan portfolio.

The provision for credit losses on loans decreased by $661 thousand or 118.7% in the third quarter of 2026 compared to the third quarter of 2025 with gross loan portfolio growth of $33.1 million or 1.2% in the third quarter of 2026 compared to gross loan portfolio growth of $33.3 million or 1.3% in the third quarter of 2025. Gross commercial real estate loan balances grew by $12.4 million or 0.9% in the third quarter of 2026 compared to gross commercial real estate loan balance growth of $9.2 million or 0.7% in the third quarter of 2025. Commercial real estate loans tend to have higher reserves; however, included in the commercial real estate loan category are construction loans, which decreased by $16.6 million in the third quarter of 2026, and typically carry higher reserves based on loss history. Likewise, the Bank has experienced reductions in consumer loans which tend to have higher reserves, and an increase in agricultural loans which tend to have a lower reserve based on loss history. Moreover, the reduction in the national unemployment rate resulted in lower expected future loss rates, as supported by the low level of net charge-off activity experienced in the third quarter of 2026. Similarly, the Bank’s total Special Mention and Substandard loans decreased by $30.3 million in the third quarter of 2026 compared to the second quarter of 2026, contributing to a lower allowance for credit loss. Lastly, the specific reserve portion of the ACL for collateral dependent loans decreased in the third quarter of 2026 by $93 thousand primarily due to some principal paydowns on individually evaluated loans, compared to an increase in specific reserves of $298 thousand in the third quarter of 2025.

The provision for unfunded loan commitments increased $751 thousand in the third quarter of 2026 compared to the third quarter of 2025. Unfunded loan commitments increased $55.0 million in third quarter of 2026 compared to decreasing $3.9 million in third quarter of 2025. The majority of the increase in unfunded loan commitments in the third quarter of 2026 included $28 million in Commercial & Industrial and $27 million in Construction & Development compared to the second quarter of 2026. The former is expected to fund in the fourth quarter of 2026 and the latter carries the highest reserve percentage among unfunded loan categories due to higher funding assumptions and historical loss rates, hence the larger increase in the allowance for unfunded loan commitments in the third quarter of 2026.

Loans past due 30 or more days increased $3.8 million at September 30, 2026 as compared to September 30, 2025. The largest changes were attributed to the agricultural real estate portfolio segment which increased $2.7 million for the same time period, of which $3.0 million is attributed to one loan. The consumer real estate portfolio segment also increased $1.4 million while the commercial real estate portfolio segment decreased $430 thousand as compared to September 30, 2025.

The following table presents the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the three months ended September 30, 2026, 2025, and 2024.

	(In Thousands)
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Loans, amortized cost	$2,737,319	$2,658,275	$2,535,291
Daily average of outstanding loans	$2,726,200	$2,647,632	$2,550,297
Nonaccrual loans	$6,219	$5,155	$2,898
Nonperforming loans*	$6,219	$5,155	$2,898

Allowance for Credit Losses - January 1,	$27,941	$26,977	$25,270
Loans Charged off:
Consumer Real Estate	41	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	15
Commercial and Industrial	-	1	5
Consumer	94	119	103
	135	120	123
Loan Recoveries:
Consumer Real Estate	3	2	1
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	2	2	3
Commercial and Industrial	1	9	22
Consumer	94	48	29
	100	61	55
Net Charge Offs (Recoveries):
Consumer Real Estate	38	(2)	(1)
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	(2)	(2)	12
Commercial and Industrial	(1)	(8)	(17)
Consumer	-	71	74
	35	59	68
Provision for Credit Losses	(104)	557	282
Allowance for Credit Losses - September 30,	27,802	27,475	25,484
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,668	1,036	1,661
Total Allowance for Credit Losses - September 30,	$29,470	$28,511	$27,145
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.23%	0.19%	0.11%
Ratio of the Allowance for Credit Losses to Loans	1.02%	1.03%	1.01%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	447.05%	532.98%	879.37%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	447.05%	532.98%	879.37%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at September 30, 2026, September 30, 2025 and September 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of a $159 thousand reduction, $1.9 million and $3.0 million, respectively, or a daily average outstanding balance of $385 thousand, $1.8 million or $1.6 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of September 30, 2026 at $6.2 million as compared to $5.2 million as of September 30, 2025. The agricultural real estate portfolio segment increased $3.3 million as compared to September 30, 2025 with $3 million attributed to one loan with a specific allocation of $35 thousand. The consumer real estate portfolio, commercial and industrial portfolio and commercial real estate portfolio segments decreased $1.7 million, $333 thousand and $140 thousand, respectively, as compared to September 30, 2025. Nonaccrual loans in the agricultural portfolio segment increased $51 thousand while nonaccrual loans in the consumer portfolio segment decreased $36 thousand as compared to September 30, 2025.

The consumer portfolio segment accounted for the largest components of charge-offs and recoveries for both the three months ended September 30, 2026 and for the three months ended September 30, 2025. Management has factored in the continuing impact of high interest rates and inflationary pressures on borrowers' ability to make payments.

The following table presents the balances for allowance for credit losses per portfolio segment in terms of dollars, as a percentage of ACL and as a percentage of loans by category at September 30, 2026 and September 30, 2025.

	September 30, 2026			September 30, 2025
Balance at End of Period Applicable To:	Amount (In Thousands)	% of ACL	% of Loans	Amount (In Thousands)	% of ACL	% of Loans
Consumer Real Estate	$5,218	18.77%	20.08%	$4,129	15.03%	19.67%
Agricultural Real Estate	805	2.90%	7.68%	756	2.75%	8.35%
Agricultural	838	3.01%	8.99%	416	1.51%	6.76%
Commercial Real Estate	15,940	57.33%	48.15%	16,901	61.51%	50.88%
Commercial and Industrial	3,463	12.46%	12.54%	3,750	13.65%	11.13%
Consumer	1,041	3.74%	1.75%	969	3.53%	2.30%
Other	497	1.79%	0.81%	554	2.02%	0.91%
Allowance for Credit Losses	27,802	100.00%	100.00%	27,475	100.00%	100.00%
Off Balance Sheet Commitments	1,668			1,036
Total Allowance for Credit Losses	$29,470			$28,511

Noninterest Income

Noninterest income was up $510 thousand, or 11.7%, for the three months ended September 30, 2026 over the same time frame in 2025. Customer service fees, other service charges and fees, and loan servicing were all relatively flat compared to the three months ended September 30, 2025. Interchange income increased $66 thousand for the current quarter.

The volume of total originations of loans held for sale increased while the associated gain on the sale of these loans was $45 thousand lower for the three months ended September 30, 2026 over the same period in 2025. Total originations of loans held for sale for the three months ended September 30, 2026 were $21.5 million with proceeds from sale at $22.4 million for 2026 compared to 2025’s activity of $14.8 million in originations and $18.6 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The cash surrender value of bank owned life insurance increased $484 thousand from the same three months ended September 30, 2025. The increase in BOLI revenue was due to more investment dollars and higher earnings due to the Bank repositioning its holdings, which we expect to continue into the future.

The impact of loan servicing rights, both to income and expense, is shown in the following table which reconciles the value of loan servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in noninterest expense. For both the three months ended September 30, 2026 and 2025, loan servicing rights caused a net $99 thousand in income. Impairment of $150 thousand and $372 thousand was recognized during the three months ended September 30, 2026 and 2025, respectively. Capitalized additions of agricultural real estate loan servicing rights were $65 thousand for the three months ended September 30, 2026 compared to $141 thousand in capitalized additions for the three months ended September 30, 2025. Amortization of agricultural real estate loan servicing rights were $78 thousand and $75 thousand for the three months ended September 30, 2026 and 2025, respectively. The valuation allowance of agricultural real estate loan servicing rights was $1.4 million at September 30, 2026 compared to $454 thousand at September 30, 2025. For 1-4 family real estate loans of 15 years and less, the market value of the loan servicing rights was 1.359% in the third quarter 2026 versus 1.454% in third quarter 2025. For 1-4 family real estate loans over 15 years, the market value was 1.616% versus 1.421% for the same periods, respectively. At September 30, 2026 and 2025, the carrying value of certain strata were slightly above the market value thus requiring the establishment of a $10 and $5 thousand valuation allowance, respectively, for 1-4 family real estate servicing rights.

	(In Thousands)		(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance	$6,364	$5,897	$6,058	$5,753
Capitalized Additions	298	313	1,059	828
Amortization	(199)	(214)	(654)	(585)
Ending Balance, September 30,	6,463	5,996	6,463	5,996
Valuation Allowance	(1,429)	(459)	(1,429)	(459)
Servicing Rights net, September 30,	$5,034	$5,537	$5,034	$5,537

Noninterest Expense

For the three months ended September 30, 2026, noninterest expenses increased $479 thousand as compared to the same period in 2025. Salaries and wages, including normal merit increases, restricted stock expense and incentive payouts, increased $486 thousand in total. Of the total, base wages and incentive expense increased $472 thousand and $75 thousand, respectively, which was offset with increased deferred salary loans costs of $29 thousand and decreased restricted stock award expense of $32 thousand compared to 2025. Benefits increased from 2025 by $185 thousand due to increased 401k expense of $87 thousand, combined taxes and workmen's compensation of $123 thousand and miscellaneous expenses of $35 thousand offset with decreased medical expense of $58 thousand.

Net occupancy expense decreased $23 thousand for the three months ended September 30, 2026 as compared to the same three months in 2025. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. Building rent, generated from FM Investments in lieu of commissions, increased by $60 thousand in 2026 as compared to 2025. This revenue was able to partially offset increased lease expense of $56 thousand and automobile expense of $15 thousand. General insurance and utilities decreased $25 thousand and $12 thousand, respectively, in 2026 as compared to 2025.

Furniture and fixture expense increased $153 thousand for the three months ended September 30, 2026 as compared to 2025 with increased maintenance contracts of $142 thousand. Data processing and ATM expenses decreased a combined $358 thousand. Third quarter 2026 included a larger amount of flex credits utilized, with our core processor, as compared to third quarter 2025. Advertising increased $156 thousand with increased mailings, digital display and paid advertising for checking promotions in the third quarter of 2026 as compared to the same quarter in 2025 while community involvement expenses increased $76 thousand for the same time period.

FDIC assessments decreased $15 thousand in 2026 from 2025 due to a decrease in the quarterly assessment multiplier. Servicing rights amortization included $150 thousand for impairment of agricultural loan servicing rights in the three months ended September 30, 2026 as compared to $372 thousand in the three months ended September 30, 2025. Loan expense included a one-time payment of $173 thousand related to an incorrect interest rate during the third quarter of 2026. Consulting fees increased $70 thousand over the same period in 2025 due to placement fees and market studies. Of the $69 thousand decrease in professional fees, $52 thousand was attributed to reduced auditing and exam expenses in the three months ended September 30, 2026 as compared to 2025. The decrease of $140 thousand in intangible asset amortization was due to the Bank of Geneva core deposit intangible being fully amortized at the end of 2025.

Income Taxes

Income tax expense was $296 thousand higher for the three months ended September 30, 2026 compared to the same period in 2025 based mainly on pretax higher earnings of $3 million. Amortization of qualified affordable housing projects caused income tax expense to increase $113 and $111 thousand for the three months ended September 30, 2026 and 2025, respectively, as presented in Note 8. Effective tax rates were 18.83% and 21.19% for 2026 and 2025, respectively. Excluding the additional $113 and $111 thousand income tax expense for the respective periods, the effective tax rates would have been 18.03% and 20.20% for the three months ended September 30, 2026 and 2025, respectively.

Net Income

Overall, net income in the three months ended September 30, 2026 was up $2.7 million or 30.3% to $11.5 million as compared to last year's approximately $8.9 million. The biggest contributor to the improvement was net interest income. Net interest income was up $3.0 million or 11.3% due to both increased interest income of approximately $2.5 million and decreased interest expense of $531 thousand. Provision for credit losses for loans and unfunded commitments increased $90 thousand compared to 2025. Noninterest income increased by $510 thousand which was offset with an increase of $479 thousand to noninterest expense as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic about continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2026 and 2025

Interest Income

When comparing the nine months ended September 30, 2026 and 2025, average loan balances grew $90.5 million, which represented a 3.5% increase in a one-year time period. Interest income on loans increased $5.1 million or 4.3% as compared to the nine months ended September 30, 2025. Loan interest for third quarter 2025 included a one-time fee collected of $195 thousand in addition to $191 thousand from the recovery of one acquired relationship that had been fully charged off prior to acquisition. The Company's loan portfolio is 52.4% variable rate with 33.9% of total loans subject to repricing during the remainder of 2026 and 47.7% of total loans subject to repricing within the next twelve months.

The available-for-sale securities portfolio decreased in average balances by $1.8 million or 0.4% when comparing to the same period in 2025 with the income associated with the security portfolio increasing $1.2 million over the nine months ended September 30, 2025. During first quarter 2026, security sales of $5.4 million generated a realized loss of $347 thousand which is projected to be recouped from security purchases with a higher yield over 30.55 months. The additional income from the security portfolio can be attributed to the increased book yield of 2.97% as of September 30, 2026 from 2.32% as of September 30, 2025. Federal funds sold and interest-bearing deposits increased in average balances by $40.7 million as compared to the same nine month period ended September 30, 2025 with increased income of approximately $667 thousand for the current period. The increased balances are primarily the result of deposit generation offset by funding loans and repayment of other borrowed money.

The overall total average balance of the Bank’s earning assets increased by $129.4 million and interest income for the period comparisons was higher for the nine months ended September 30, 2026 by 5.4% or approximately $7 million as compared to the nine month period ended September 30, 2025. Rate changes between periods have contributed to approximately 23.5% of the growth.

Annualized yield, for the nine months ended September 30, 2026, was 5.50% as compared to 5.42% for the comparable period ended September 30, 2025. The following charts demonstrate loan rate increases accounted for 20.4% of the increased loan interest income while increased loan balances accounted for the remaining 79.6%. The yields on tax-exempt securities and the portion of the tax-exempt IDB and agricultural loans included in loans have been tax adjusted based on a 21% tax rate in the charts that follow. The tax-exempt interest income was $1.6 million and $401 thousand for the nine months ended September 30, 2026 and 2025, respectively, which resulted in federal tax savings of $341 and $84 thousand, respectively, less the TEFRA adjustments of $32 and $12 thousand, respectively.

	(In Thousands)
	Year to Date Ended September 30, 2026		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2026	September 30, 2025
Loans	$2,705,821	$122,727	6.06%	6.00%
Taxable investment securities	456,789	9,606	2.80%	2.47%
Tax-exempt investment securities	12,729	201	2.67%	2.22%
Fed funds sold & other	127,828	3,403	3.55%	4.19%
Total Interest Earning Assets	$3,303,167	$135,937	5.50%	5.42%

Change in Interest Income Year to Date September 30, 2026 Compared to September 30, 2025

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$5,112	$4,070	$1,042
Taxable investment securities	1,203	46	1,157
Tax-exempt investment securities	(23)	(72)	49
Fed funds sold & other	667	1,279	(612)
Total Interest Earning Assets	$6,959	$5,323	$1,636

Interest Expense

Contributing to the increased net interest income for the first nine months of 2026 was a decrease in interest expense of $2.8 million or 5.4% compared to the same period in 2025. Since 2025, average interest-bearing deposit balances have increased $161.1 million or 7.4% while the Company recognized $1.4 million less in interest expense for the most recent nine months. In September 2025, the Federal Reserve made its first rate change to the federal funds rate for 2025 with a reduction of 25 basis points followed by reductions of 25 basis points in both October and December. In September 2026, the Federal Reserve increased the federal funds rate by 25 basis points. Deposit rates continue to be reviewed and adjusted with rate changes. The following charts demonstrate increased average interest-bearing deposit balances accounted for $3.1 million of additional interest-bearing deposit expense while rate decreases accounted for decreased interest-bearing deposit expense of $4.5 million. Noninterest-bearing deposits balances decreased $12 million compared to the first nine months of 2025. The Bank continues to focus on capturing the full customer relationship; however, it has sometimes resulted in more expensive deposits being brought in.

Interest expense on borrowed funds decreased $1.2 million in the nine months ended September 30, 2026 over the same time frame in 2025 due to the repayment of FHLB advances. During the current nine months, FHLB borrowings of $91.7 million were repaid and proceeds from new borrowings were $32.2 million compared to repayment of borrowings of $58.2 million in 2025. Interest expense on federal funds purchased and securities sold under agreement to repurchase decreased $433 thousand compared to the first nine months of 2025 due to the decrease of $11.7 million in average balances. Cost of funds decreased even with growth in interest-bearing deposit balances offset by decreased borrowings and securities sold under agreement to repurchase compared to 2025. The average cost of funds decreased to 2.56% for the nine months ended September 30, 2026 compared to 2.84% for the nine months ended September 30, 2025. Interest expense due to subordinated notes increased $196 thousand during the year-to-date comparisons as the rate has changed to the Three-Month SOFR plus a spread of 263 basis points. Refer to Note 11 for additional information on subordinated notes.

	(In Thousands)
	Year to Date Ended September 30, 2026		Annualized Yield/Rate
Interest-Bearing Liabilities:	Average Balance	Interest	September 30, 2026	September 30, 2025
NOW accounts and savings deposits	$1,688,457	$27,678	2.19%	2.40%
Time deposits	651,283	14,761	3.02%	3.40%
Borrowed funds	190,338	5,764	4.04%	4.18%
Fed funds purchased & securities sold under agreement to repurchase	15,646	383	3.26%	3.98%
Subordinated notes	34,971	1,049	4.00%	3.26%
Total Interest-Bearing Liabilities	$2,580,695	$49,635	2.56%	2.84%

Change in Interest Expense Year to Date September 30, 2026 Compared to September 30, 2025

	(In Thousands)
Interest-Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
NOW accounts and savings deposits	$(331)	$2,354	$(2,685)
Time deposits	(1,091)	770	(1,861)
Borrowed funds	(1,163)	(956)	(207)
Fed funds purchased & securities sold under agreement to repurchase	(433)	(349)	(84)
Subordinated notes	196	3	193
Total Interest-Bearing Liabilities	$(2,822)	$1,822	$(4,644)

As the following chart indicates, the improvement in yields on interest earning assets of 8 basis points combined with the decreased cost of funds of 28 basis points equated to a 36-basis point improvement in net interest spread when comparing to the same period a year ago. Competition for deposits remains intense with most competitors offering special rates for specific terms.

	September 30, 2026	September 30, 2025	September 30, 2024
Interest/Dividend income/yield	5.50%	5.42%	5.17%
Interest Expense/cost	2.56%	2.84%	3.16%
Net Interest Spread	2.94%	2.58%	2.01%
Net Interest Margin	3.50%	3.22%	2.68%

Net Interest Income

Net interest income increased $9.8 million for the nine months ended September 30, 2026 over the same time frame in 2025 due to the increase in interest income of approximately $7.0 million combined with the interest expense decrease of $2.8 million as previously mentioned. As the new loans added in 2025 and 2026 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to increase interest income in the long run. The Company has some opportunity for improved asset yield with loans repricing in 2026 with a greater opportunity beginning in 2027 and 2028. Loans as a percentage of earning assets decreased to 81.9% for the nine months ended September 2026 compared to 82.4% for the nine months ended September 2025. Loans to total assets decreased to 77.4% for the nine months ended September 2026 compared to 78.1% for the same period 2025. The percentage of earning assets to total assets decreased to 94.5% for the nine months ended September 2026 compared to 94.8% for the nine months ended September 2025. In terms of net interest margin, the Bank recognizes competition for deposits will continue; however, there is a greater opportunity for gradual improvement with loans repricing upwards in the next year.

Comparison of Noninterest Results of Operations for nine month periods ended September 30, 2026 and 2025

Provision Expense

The Allowance for Credit Losses (ACL) has a direct impact on the provision expense. The increase in the ACL is funded through recoveries and provision expense.

Total provision for credit losses decreased $520 thousand for the nine months ended September 30, 2026 as compared to the same period in 2025. Management continues to monitor asset quality, making adjustments to the provision as necessary, in accordance with the Bank's chosen CECL methodology. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $45 thousand lower during the nine months ended September 30, 2026 than the same period in 2025. For the current nine month period, 92.8% of all charge-offs were in the consumer portfolio and consumer real estate portfolio segments while 95.6% charge-offs for the same period in 2025 were in the consumer portfolio segment. Of the total consumer charge-offs, $217 and $223 thousand were for automobiles and trucks for the nine months ended September 30, 2026 and 2025, respectively. 2025 consumer charge-offs also included $157 thousand for recreational vehicles. Recoveries were $78 thousand higher during the nine months ended September 30, 2026 as compared to same period in 2025 with 93.7% of total current quarter recoveries in the consumer portfolio and agricultural portfolio segments. Of the total consumer recoveries, $110 thousand were for automobiles and trucks and $17 thousand were for recreational vehicles for the nine months ended September 30, 2026 compared to $25 thousand for automobiles and trucks and $50 thousand for recreational vehicles for the same period in 2025. All of the time periods in 2025 and 2026 had net charge-offs to total loans ratios lower than 0.1% attesting to the strong asset quality of the Bank's loan portfolio.

The provision for credit losses on loans decreased by $1.7 million or 81.7% in the first nine months of 2026 compared to the first nine months of 2025 with gross loan portfolio growth of $25.5 million or 0.9% in the first nine months of 2026 compared to gross loan portfolio growth of $97.2 million or 3.8% in the first nine months of 2025. Moreover, gross commercial real estate loan balances declined by $34.6 million or 2.5% in the first nine months of 2026 compared to gross commercial real estate loan balance growth of $44.4 million or 3.4% in the first nine months of 2025, and commercial real estate loans tend to have higher reserves. Likewise, the Bank has experienced reductions in consumer loans which tend to have higher reserves, and an increase in agricultural loans which tend to have a lower reserve based on loss history. Lastly, net charge-offs in the first nine months of 2026 are also down $123 thousand or 32.4% compared to net charge-offs in the first nine months of 2025, which contributes to a lower provision for credit losses on loans.

The provision for unfunded loan commitments increased $1.1 million in the first nine months of 2026 compared to the same time period of 2025. Unfunded loan commitments increased $39 million in 2026 compared to decreasing $26.6 million in 2025.

Loans past due 30 or more days increased $3.8 million at September 30, 2026 as compared to September 30, 2025. The largest changes were attributed to the agricultural real estate portfolio segment which increased $2.7 million for the same time period, of which $3.0 million is attributed to one loan. The consumer real estate portfolio segment also increased $1.4 million while the commercial real estate portfolio segment decreased $430 thousand as compared to September 30, 2025.

The following table presents the activity within the ACL for each portfolio segment and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for the nine months ended September 30, 2026, 2025, and 2024.

	(In Thousands)
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Loans, amortized cost	$2,737,319	$2,658,275	$2,535,291
Daily average of outstanding loans	$2,704,841	$2,613,686	$2,560,440
Nonaccrual loans	$6,219	$5,155	$2,898
Nonperforming loans*	$6,219	$5,155	$2,898

Allowance for Credit Losses - January 1,	$27,688	$25,826	$25,024
Loans Charged off:
Consumer Real Estate	44	-	13
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	15
Commercial and Industrial	39	26	106
Consumer	459	561	266
	542	587	400
Loan Recoveries:
Consumer Real Estate	7	4	6
Agriculture Real Estate	-	-	-
Agricultural	52	10	-
Commercial Real Estate	7	21	7
Commercial and Industrial	4	21	127
Consumer	215	151	122
	285	207	262
Net Charge Offs (Recoveries):
Consumer Real Estate	37	(4)	7
Agriculture Real Estate	-	-	-
Agricultural	(52)	(10)	-
Commercial Real Estate	(7)	(21)	8
Commercial and Industrial	35	5	(21)
Consumer	244	410	144
	257	380	138
Provision for Credit Losses	371	2,029	598
Allowance for Credit Losses - September 30,	27,802	27,475	25,484
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,668	1,036	1,661
Total Allowance for Credit Losses - September 30,	$29,470	$28,511	$27,145
Ratio of Net Charge-offs to Average Outstanding Loans	0.01%	0.01%	0.01%
Ratio of Nonaccrual Loans to Loans	0.23%	0.19%	0.11%
Ratio of the Allowance for Credit Losses to Loans	1.02%	1.03%	1.01%
Ratio of the Allowance for Credit Losses to Nonaccrual Loans	447.05%	532.98%	879.37%
Ratio of the Allowance for Credit Losses to Nonperforming Loans*	447.05%	532.98%	879.37%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

The balance of loans, amortized cost at September 30, 2026, September 30, 2025 and September 30, 2024 within this chart does not include a fair value basis adjustment for derivatives of a $159 thousand reduction, $1.9 million and $3.0 million, respectively, or a daily average outstanding balance of $980 thousand, $1.6 million or $1.3 million, respectively. Refer to Note 7 for additional information related to derivative financial instruments.

Loans classified as nonaccrual were higher as of September 30, 2026 at $6.2 million as compared to $5.2 million as of September 30, 2025. The agricultural real estate portfolio segment increased $3.3 million or 708.9% as compared to September 30, 2025 with $3.0 million attributed to one loan with a specific allocation of $35 thousand. The consumer real estate portfolio, commercial and industrial portfolio and commercial real estate portfolio segments decreased $1.7 million, $333 thousand and $140 thousand, respectively, as compared to September 30, 2025. Nonaccrual loans in the agricultural portfolio segment increased $51 thousand while nonaccrual loans in the consumer portfolio segment decreased $36 thousand as compared to September 30, 2025.

The consumer portfolio segment accounted for the largest components of charge-offs and recoveries for both the nine months ended September 30, 2026 and for the nine months ended September 30, 2025. Management has factored in the continuing impact of high interest rates and inflationary pressures on borrowers' ability to make payments.

Noninterest Income

Noninterest income was up $2.8 million, or 22.8%, for the nine months ended September 30, 2026 over the same time frame in 2025. Customer service fees increased by $326 thousand as compared to the nine months ended September 30, 2025 which was due primarily to increases of $120 thousand in miscellaneous customer service fees, $78 thousand in merchant service referral fees, $58 thousand in mortgage release fees, $35 thousand in monetization fees and $31 thousand in credit card fees. Other service fees increased by $236 thousand compared to the same period in 2025, which includes overdraft and returned check fees of $117 thousand and combined service charges on DDA, savings accounts, ATM and miscellaneous of $113 thousand. Interchange income increased $246 thousand, which included an additional $58 thousand received for support fees from Mastercard. Loan servicing income increased $305 thousand which included increased servicing rights income for 1-4 family real estate loans of $262 thousand offset by a decrease of $31 thousand for those associated with agricultural real estate loans as compared to the same period in 2025.

The volume of total originations of loans held for sale increased and the associated gain on the sale of these loans was $672 thousand higher for the nine months ended September 30, 2026 over the same period in 2025. Total originations of loans held for sale for the nine months ended September 30, 2026 were $71 million with proceeds from sale at $74 million for 2026 compared to 2025’s activity of $45 million in originations and $46 million in sales. The mortgages sold were both 1-4 family real estate and agricultural real estate loans originated for sale.

The cash surrender value of bank owned life insurance increased $1.3 million from the same nine months ended September 30, 2025. The increase in BOLI revenue was due to more investment dollars in addition to higher earnings due to the Bank repositioning its holdings, which we expect to continue into the future.

The gain on sale of other assets owned for the nine months ended September 30, 2026 included a $139 thousand gain on the sale of the Ossian branch which the Bank is leasing back and a loss of $111 thousand on the sale of other real estate owned properties.

The loss on available for sale securities was $347 thousand for the nine months ended September 30, 2026. Management estimates that this loss is expected to be recouped over the next 30.55 months, as the sale proceeds were redeployed into purchases of higher yielding securities.

Noninterest Expense

For the nine months ended September 30, 2026, noninterest expenses were $1.5 million or 2.6% higher than for the same period in 2025. Salaries and wages, including normal merit increases, restricted stock expense and higher incentive payouts, increased $1.7 million in total. Of the total, base wages and incentive expense increased $1.1 million and $700 thousand, respectively, and was offset with increased deferred salary loans costs of $54 thousand and decreased restricted stock expense of $61 thousand as compared to 2025. Benefits increased from 2025 by $233 thousand due to increased combined taxes and workmen's compensation of $206 thousand and additional 401k expense of $154 thousand offset with a reduction in medical expense of $142 thousand.

Net occupancy expense decreased $197 thousand for the first nine months of 2026 as compared to 2025. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. Building rent, as generated from FM Investments in lieu of commissions, increased by $141 thousand in 2026 as compared to 2025. This revenue was able to partially offset increased lease expense of $95 thousand due to the opening of a new branch in third quarter 2025, building depreciation of $30 thousand and automobile expense of $27 thousand. With the sale of the Ossian branch, the remaining building fair value of $212 thousand from the acquisition was accreted into income.

Furniture and fixture expense increased $621 thousand for the nine months ended September 30, 2026 as compared to 2025 with increased maintenance contracts of $607 thousand. Data processing and ATM expenses decreased by a combined $315 thousand. The first nine months of 2026 included a larger amount of flex credits utilized from our core provider as compared to the first nine months of 2025. Advertising increased $116 thousand with increased mailings, digital display and paid advertising for checking promotions in the first nine months of 2026 as compared to 2025 while community involvement expenses increased $92 thousand for the same time period.

FDIC assessments decreased $143 thousand in 2026 from 2025 due to a decrease in the quarterly assessment multiplier. Servicing rights amortization included $541 thousand for impairment of agricultural loan servicing rights in the nine months ended September 30, 2026 compared to $359 thousand for the same time period in 2025. Loan expense included one-time payments of $169 thousand related to an acquired loan during the second quarter of 2026 and $173 thousand related to an incorrect interest rate during the third quarter of 2026. Consulting fees decreased $590 thousand over the same period in 2025 and is primarily attributable to lower non-recurring fees related to assistance with negotiations for the data processing contract and time spent on additional ancillary products related to our core banking operating system.

Of the $205 thousand decrease in professional fees, $148 thousand was attributed to reduced auditing and exam expenses in 2026 as compared to 2025. The decrease of $420 thousand in intangible asset amortization was due to the Bank of Geneva core deposit intangible being fully amortized at the end of 2025. General and administrative expense decreased $107 thousand. The items on this line of significance include increases in postage of $163 thousand, charitable contributions of $116 thousand, CDARS/ICS fees of $49 thousand and bank correspondent expenses of $42 thousand. Travel and entertainment also increased $58 and $38 thousand, respectively, in the first nine months of 2026 as compared to the same period in 2025. Offsetting the higher expenses were decreased NSF check losses of $215 thousand, out of state obligations of $210 thousand, and miscellaneous expenses of $161 thousand which included $126 thousand for the Modified Endowment Contract (MEC) penalty owed on the gain on cash surrender of bank owned life insurance policies in first quarter 2026.

Income Taxes

Income tax expense was $2.2 million higher for the nine months ended September 30, 2026 compared to the same period in 2025 based mainly on pretax higher earnings of $11.6 million in addition to a taxable $1.3 million gain on cash surrender value of bank owned life insurance policies. Amortization of qualified affordable housing projects caused income tax expense to increase $337 and $335 thousand for the nine months ended September 30, 2026 and 2025, respectively, as presented in Note 8. Effective tax rates were 20.33% and 20.80% for 2026 and 2025, respectively. Excluding the additional $337 and $335 thousand income tax expense for the respective periods, the effective tax rates would have been 19.52% and 19.67% for the nine months ended September 30, 2026 and 2025, respectively.

Net Income

Overall, net income in the nine months ended September 30, 2026 was up $9.4 million or 40.0% to $32.9 million as compared to last year's $23.5 million. The largest contributor to the improvement was net interest income. Net interest income was up $9.8 million or 12.8% due to both increased interest income of approximately $7.0 million and decreased interest expense of $2.8 million. Provision for credit losses for loans and unfunded commitments decreased $520 thousand compared to 2025. Noninterest income increased $2.8 million, which was offset with an increase of $1.5 million in noninterest expense as described above. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion. The Company is optimistic about continued improvement in profitability due to the opportunity for continued expansion in the net interest margin.

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

At September 30, 2026, the shocks presented assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.91%	5.80%	Rising	3.00%	130,162	4.80%
3.86%	4.27%	Rising	2.00%	128,568	3.51%
3.79%	2.49%	Rising	1.00%	126,732	2.03%
3.70%	0.00%	Flat	0.00%	124,206	0.00%
3.65%	-1.34%	Falling	-1.00%	122,930	-1.03%
3.45%	-6.88%	Falling	-2.00%	116,822	-5.95%
3.32%	-10.26%	Falling	-3.00%	113,509	-8.61%

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

The Bank’s monthly cost of funds increased to 2.55% on September 30, 2026 from 2.54% on June 30, 2026. Older loans and investments will continue to reprice higher, in aggregate, in the next three months with greater opportunity in 2027 and 2028 based on current rates. The Bank reviewed and adjusted its assumptions concerning deposit betas, key rate ties, and loan prepayment speeds during the second quarter. These model assumption changes, combined with a steeper yield curve, moved us from slightly liability-sensitive to asset-sensitive. This shock horizon now captures material volumes of adjustable loans that are scheduled to reset higher in the second quarter of 2027, based on current rates. Directional changes shown above are within the Bank's risk tolerance. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from modeled results.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2026.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs (1)
7/1/2026 to 7/31/2026	—		—	—	649,500
8/1/2026 to 8/31/2026	18,501	(2)	34.32	14,067	635,433
9/1/2026 to 9/30/2026	28,231	(2)	34.97	27,433	608,000
Total	46,732		34.71	41,500	608,000

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

All shares committed to the 10b5-1 Trading Plan entered into by Andrew J. Briggs dated December 16, 2025 have been executed, and the plan was completed on August 18, 2026.

ITEM 6 EXHIBITS

3.1(a)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.1(b)	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(b) to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2025).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	October 27, 2026	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	October 27, 2026	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer